Form 10-Q
period 1996-03-31
LAHAINA ACQUISITIONS INC
filed 1996-05-16
CIK 855684

- - -----------------------------------------------------------------
- - -----------------------------------------------------------------

              SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C.   20549
              ----------------------------------
                           FORM 10-Q

[ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996.

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from:

                  ------------------------------
                 Commission file number 0-27480
                 ------------------------------

                  LAHAINA ACQUISITIONS, INC.
    (Exact name of Registrant as specified in its charter.)

      COLORADO                                      84-1325695
(State of other jurisdiction of                   (IRS Employer
incorporation or organization)                  Identification
No.)

                3600 South Pierce Street, 2-102
                   Lakewood, Colorado  80235
 (Address of principal executive offices, including zip code.)

                        (303) 986-6923
      Registrant's telephone number, including area code.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES            NO
(Not subject to filing requirements until February 27, 1996.)

The number of shares outstanding of the Registrant's Common
Stock, no par value per share, at May 13, 1996 was 996,500 shares.

- - -----------------------------------------------------------------
- - -----------------------------------------------------------------

                             PART I

ITEM 1.   FINANCIAL STATEMENTS.

                  LAHAINA ACQUISITIONS, INC.
                         BALANCE SHEET


                                    March             September
                                   31, 1996           30, 1995
                                  (Unaudited)



ASSETS

  None                             $    -0-            $    -0-

LIABILITIES AND STOCKHOLDERS EQUITY

  Liabilities

  Loan payable officer                  450                 -0-

Stockholders equity:

  Common stock, 800,000,000
  shares authorized no par
  value; 996,500 shares
  issued and outstanding (Note A)       -0-                 -0-

  Preferred stock,
  10,000,000 authorized,
  no par value                          -0-                 -0-

  Accumulated deficit                  (450)                -0-

     Total                              -0-                  -0-











See accompanying notes to the financial statements

                  LAHAINA ACQUISITIONS, INC.
                    STATEMENT OF OPERATIONS
                          (Unaudited)


                           Three Months Ended    Six Months Ended
                                March 31            March 31
                           1996          1995    1996        1995


Revenues:                  $  -0-      $  -0-    $  -0-    $  -0-

Expenses:
  Auditing fee:               -0-         -0-    $  450       -0-

Net Income (loss):            -0-         -0-    $ (450)      -0-

See accompanying notes to the financial statements

                  LAHAINA ACQUISITIONS, INC.
                    STATEMENT OF CASH FLOWS
                          (Unaudited)



                                       Six Months Ended March 31,
                                       1996                 1995



Cash flows from operations:

Net income (loss)                     $ (450)              $  -0-

Net cash (Used) from
  operating activities:               $ (450)              $  -0-

Cash flows from investing
  activities:                         $  -0-               $  -0-

Net cash (Used) by
  investing activities:               $  -0-               $  -0-

Cash Flows from financing
  activities:
  Loan; officer                       $  450               $  -0-

Net cash (Used) by financing
  activities:                         $  450               $  -0-

Beginning cash balance                $  -0-               $  -0-

Ending cash balance                   $  -0-               $  -0-

See accompanying notes to the financial statements.

                  LAHAINA ACQUISITIONS, INC.
                 NOTES TO FINANCIAL STATEMENTS
                        MARCH 31, 1996

Note A - Summary of Significant Accounting Policies

ORGANIZATION

Lahaina Acquisitions, Inc. was incorporated under the laws of the state of Colorado on April 5, 1989. The Company is in the development stage and has had no operations except for an audit of the Company for the years ending September 30, 1995, 1994, and 1993. This expense was paid by the president of the Company.

The Company is in the development stage as more fully defined in statement no. 7 of the Financial Accounting Standards Board. The Company intends to actively seek, locate, evaluate, structure, and complete mergers with or acquisitions of private companies, partnerships or sole proprietorships.

The Company's capital stock was issued in units consisting of:

1 share of common no par stock.
2 class "A" common stock purchase warrants.
2 class "B" common stock purchase warrants.

Each class "A" warrant entitles the holder to purchase one share of common stock at $1.00 per share.

Each class "B" warrant entitles the holder to purchase one share of common stock at $1.50 per share.

These common stock purchase warrants expire May 10, 1999.  The
Company has the right to redeem the warrants upon 30 days written notice at $.0001 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULT OF OPERATIONS.

Results of Operations - Inception (April 5, 1989) through
March 31, 1996.

The Registrant is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.
There have been no operations since incorporation.

Liquidity and Capital Resources.

The Registrant has no cash as of March 31, 1996.

There have been no material changes in the Registrant's results of operations, since filing its Form 10-A with the Securities and Exchange Commission on March 28, 1996. Said Form 10-A is incorporated herein by reference.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 13th day of May, 1996.

LAHAINA ACQUISITIONS, INC.
(the "Registrant")

BY: /s/ Philip J. Davis, President and a member of the Board of
    Directors

BY: /s/ Charles C. Van Gundy, Treasurer, Chief Financial Officer,
    Principal Accounting Officer and a member of the Board of
    Directors

<PAGE 8>

                          EXHIBIT INDEX

Exhibit
  No.                Description

 27                  Financial Data Schedule