Form 10-Q/A
period 1996-03-31
LAHAINA ACQUISITIONS INC
filed 1996-07-03
CIK 855684

=================================================================

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.   20549
              ___________________________________

                          FORM 10-Q/A
         Amending the Form 10-Q, filed on June 5, 1996.

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1996.

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from:

              _____________________________________

                 Commission file number 0-27480
              _____________________________________

                   LAHAINA ACQUISITIONS, INC.
(Exact name of Registrant as specified in its charter.)

     COLORADO                                 88-0338315
(State of other jurisdiction of              (IRS Employer
incorporation or organization)               Identification No.)

                3600 South Pierce Street, 2-102
                   Lakewood, Colorado  80235
  (Address of principal executive offices including zip code.)

                        (303) 986-6923
    (Registrant's telephone number, including area code.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES x         NO

The number of shares outstanding of the Registrant's Common
Stock, no par value per share, at July 1, 1996 was 996,500 shares.

=================================================================

                                                   PART I

ITEM 1.   FINANCIAL STATEMENTS.













                   LAHAINA ACQUISITIONS, INC.

                   INTERIM OPERATING RESULTS
                          (Unaudited)

                    LAHAINA ACQUISITIONS, INC.
                          BALANCE SHEET


                              ASSETS

                                    March         September
                                   31, 1996       30, 1995
                                   ________       ________
                                   (Unaudited)

Organization Costs                 $ 1,050        $  600


               LIABILITIES AND STOCKHOLDERS EQUITY


Liabilities

Loan payable to officer                450           -0-

Stockholders equity:
  Common stock, 800,000,000
  shares authorized no par
  value; 996,500 shares issued
  and outstanding (Note A)             600           600

  Preferred stock,
  10,000,000 authorized,
  no par value                         -0-           -0-


  Accumulated deficit                  -0-           -0-
                                    ______         _____

     Total                         $ 1,050        $  600
                                    ======         =====














See accompanying notes to the financial statements.

                    LAHAINA ACQUISITIONS, INC.
                     STATEMENT OF OPERATIONS
                           (Unaudited)






                         Three Months Ended      Six Months Ended
                              March 31               March 31
                         1996          1995      1996        1995
                         ------------------      ----------------

Revenues:                -0-            -0-        -0-       -0-


Expenses:                -0-            -0-      $ -0-       -0-


Net Income
  (loss):                -0-            -0-      $ -0-       -0-
                         ===            ===       ====       ===





























See accompanying notes to the financial statements.

                    LAHAINA ACQUISITIONS, INC.
                     STATEMENT OF CASH FLOWS
                           (Unaudited)


                                        Six Months Ended March 31
                                        1996                 1995

Cash flows from operations:
  Net income (loss)                     $  -0-               -0-
                                         -----               ---
Net cash (Used) from
  operating activities:                 $  -0-               -0-
                                         =====               ===

Cash flows from investing
  activities:                              450               -0-
                                         -----               ---
Net cash (Used) by
  investing activities:                    450               -0-
                                         =====               ===
Cash Flows from financing
  activities:
    Loan - officer                      $ (450)              -0-

Net cash (Used) by financing
  activities:                           $ (450)              -0-
                                         =====               ===

Beginning cash balance                    -0-                -0-

Ending cash balance                       -0-                -0-



















See accompanying notes to the financial statements.

                    LAHAINA ACQUISITIONS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                          March 31, 1996


Note A - Summary of Significant Accounting Policies

ORGANIZATION

Lahaina Acquisitions, Inc. was incorporated under the laws of the State of Colorado in April 1989. The Company is in the development stage and has had no operations.

The Company is in the development stage as more fully defined in Statement No. 7 of the Financial Accounting Standards Board. The Company intends to actively seek, locate, evaluate, structure and complete mergers with or acquisitions of private companies, partnerships or sole proprietorships.

In September 1989, the Company filed a Registration Statement with the United States Securities and Exchange Commission to register 100,000 Units of its securities sold to Coyote Acquisitions, Inc. Each Unit consists of one share of Common Stock, five A Warrants and five B Warrants. In April 1991, the Company cancelled the 100,000 Units of its securities issued to Coyote Acquisitions, Inc. since the Securities and Exchange Commission failed to clear the Registration Statement.

In May 1991, the Company distributed 496,500 Units of its securities under the provisions of Regulation D, Rule 504 on a pro rata basis to the shareholders of St. Joseph Corp. Each Unit consists of:

   1 Share of common no par stock
   2 Class A common stock purchase warrants
   2 Class B common stock purchase warrants

Each Class A warrant entitles the holder to purchase one share of common stock at $1.00 per share.

Each Class B warrant entitles the holder to purchase one share of common stock at $1.50 per share.

These common stock purchase warrants expire May 10, 1999. The
Company has the right to redeem the warrant upon 30 days written notice at $.0001 per share.

Professional fees of $450 were incurred in December 1995 for the audit for the years ending September 30, 1995, 1994, 1993, 1992, 1991 and 1990. This expense was paid by the President of the Company. Additional accounting fees of $650 were incurred in May 1996 and were paid by the President of the Company.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated this 2nd day of July, 1996.

                                   LAHAINA ACQUISITIONS, INC.
                                   (the "Registrant")

                                   BY:  /s/ Philip J. Davis,
                                        President and a member of
                                        the Board of Directors

                                   BY:  /s/ Charles C. Van Gundy,
                                        Treasurer, Chief
                                        Financial Officer,
                                        Principal Accounting
                                        Officer and a member of
                                        the Board of Directors

                          EXHIBIT INDEX

Exhibit
  No.                Description

 27                  Financial Data Schedule