Form 10-Q
period 1996-06-30
LAHAINA ACQUISITIONS INC
filed 1996-08-14
CIK 855684

=================================================================

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.   20549
              ___________________________________

                          FORM 10-Q/A

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1996.

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

                     5459 South Iris Street
                    Littleton, Colorado 80123
  (Address of principal executive offices including zip code.)

                        (303) 904-8884
    (Registrant's telephone number, including area code.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES x         NO

The number of shares outstanding of the Registrant's Common
Stock, no par value per share, at August 14, 1996 was 996,500 shares.

=================================================================

                                                   PART I

ITEM 1.   FINANCIAL STATEMENTS.













                   LAHAINA ACQUISITIONS, INC.

                   INTERIM OPERATING RESULTS
                          (Unaudited)

                    LAHAINA ACQUISITIONS, INC.
                          BALANCE SHEET


                              ASSETS

                                     June         September
                                   30, 1996       30, 1995
                                   ________       ________
                                   (Unaudited)

Organization Costs                 $ 1,700        $  600


               LIABILITIES AND STOCKHOLDERS EQUITY


Liabilities

Loan payable to officer              1,100           -0-

Stockholders equity:
  Common stock, 800,000,000
  shares authorized no par
  value; 996,500 shares issued
  and outstanding (Note A)             600           600

  Preferred stock,
  10,000,000 authorized,
  no par value                         -0-           -0-


  Accumulated deficit                  -0-           -0-
                                    ______         _____

     Total                         $ 1,700        $  600
                                    ======         =====













See accompanying notes to the financial statements.

                    LAHAINA ACQUISITIONS, INC.
                     STATEMENT OF OPERATIONS
                           (Unaudited)





                         Three Months Ended     Nine Months Ended
                               June 30               June 30
                         1996          1995      1996        1995
                         ------------------      ----------------

Revenues:                -0-            -0-      $ -0-       -0-


Expenses:                -0-            -0-      $ -0-       -0-


Net Income
  (loss):                -0-            -0-      $ -0-       -0-
                         ===            ===       ====       ===





























See accompanying notes to the financial statements.


                    LAHAINA ACQUISITIONS, INC.
                     STATEMENT OF CASH FLOWS
                           (Unaudited)


                                        Nine Months Ended June 30
                                        1996                 1995

Cash flows from operations:
  Net income (loss)                     $   -0-               -0-
                                         ------               ---
Net cash (Used) from
  operating activities:                 $   -0-               -0-
                                         ======               ===

Cash flows from investing
  activities:                             1,100               -0-
                                         ------               ---
Net cash (Used) by
  investing activities:                   1,100               -0-
                                         ======               ===
Cash Flows from financing
  activities:
    Loan - officer                      $(1,100)              -0-

Net cash (Used) by financing
  activities:                           $(1,100)              -0-
                                         ======               ===

Beginning cash balance                    -0-                -0-

Ending cash balance                       -0-                -0-

















See accompanying notes to the financial statements.

                    LAHAINA ACQUISITIONS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 1996

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

In September 1989, the Company filed a Registration Statement with the United States Securities and Exchange Commission to register 100,000 Units of its securities sold to Coyote Acquisitions, Inc. Each Unit consists of one share of Common Stock, five A Warrants and five B Warrants. In April 1991, the Company cancelled the 100,000 Units of its securities issued to Coyote Acquisitions, Inc. and abandoned the registration statement on Form S-18 filed with the Securities and Exchange Commission in 1989.

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

ITEM. 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITIONS

Results of Operations - (May 1, 1991) through June 30, 1996.

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.
There have been no operations since incorporation.

Liquidity and Capital Resources.

     The Company issued 996,500 shares of its Common Stock to officers, directors and others. The Company has no operating history and no material assets. The Company has $-0- in cash as of June 30, 1996.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated this 14th day of August, 1996.

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