Form 10-K
period 1996-09-30
LAHAINA ACQUISITIONS INC
filed 1996-12-30
CIK 855684

                                             FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.   20549

[  x  ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended - September 30, 1996

                                    OR

[     ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the transition period from

                      Commission file number 0-27480

                        LAHAINA ACQUISITIONS, INC.
          (Exact name of registrant as specified in its charter)

COLORADO                                84-1325695
State or other jurisdiction of          (I.R.S. Employer
incorporation or organization           Identification No.)

                          5459 South Iris Street
                        Littleton, Colorado   80123
       (Address of principal executive offices, including zip code.)

                              (303) 932-9998
           (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Name of each exchange on which registered
     None

Securities registered pursuant to Section 12(g) of the Act:
Title of each class
     Common Stock

Securities registered pursuant to Section 15(d) of the Act:
Title of each class
     None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES [  x  ]   NO [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [    ]

The number of shares outstanding each of the Registrant's classes of Common Stock, as of December 23, 1996 was 996,500.

               Documents Incorporated by Reference

1. Form 10 Registration Statement, filed with the Securities and Exchange Commission on December 29, 1995, which became effective by operation of law and any amendments thereto.

2. Form 10-Q for the period ending December 31, 1995 and any amendments thereto.

2. Form 10-Q for the period ending March 31, 1996 and any amendments thereto.

3. Form 10-Q for the period ending June 30, 1996 and any amendments thereto.

                              PART I


ITEM 1.   BUSINESS.

History, Organization and Change of Control

     Lahaina Acquisitions, Inc. (the "Company"), was organized under the laws of the State of Nevada, on April 5, 1989, to make a distribution of securities to shareholders of St. Joseph Corp. ("St. Joe"). In May 1991, the Company distributed to the shareholders of St. Joe on a pro rata basis 500,000 Units. Each Unit consisted of one share of Common Stock, two Class A Warrants and two Class B Warrants (collectively referred to as the "Warrants"). Each Class A Warrant entitles the holder to purchase one (1) share of Common Stock at a price of $1.00 per share. Each Class B Warrant entitles the holder to purchase one share of Common Stock at price of $1.50 per share. The Company has the right to redeem the Warrants upon 30 days written notice at $0.0001 per Warrant. The Warrants were due to expire in May 1995, however, the Board of Directors extended the exercise period until May 15, 1999.

     In August 1989, the Company issued a total of 900,000 shares of Common Stock. 800,000 shares were issued to Gary Agron; 50,000 shares were issued to Barry Swartz; 50,000 shares were issued to James Eller; and, 100,000 shares were issued to Coyote
Acquisitions, Inc.

     On April 24, 1991, Mr. Swartz gratuitously reconveyed his 50,000 shares to the Company; Mr. Eller gratuitously reconveyed 50,000 shares to the Company; and, Mr. Agron gratuitously reconveyed 400,000 shares to the Company. On the same date, the shares issued to Coyote Acquisitions, Inc. were cancelled and 50,000 shares of Common Stock were issued to Philip Davis, the Company's President and to Janice Agron for services rendered.

     In May 1991, the distribution of 500,000 Units was made to shareholders of St. Joe. The purpose of the distribution was to cause the shares of the Company to be widely held, in anticipation of creating a public market for the Company's securities, thereby creating a "shell" corporation, i.e. one that has no specific business purpose other than acquiring or being acquired by an existing entity.

     As a result of the foregoing distribution, the Company currently has approximately 194 shareholders.

     The Company believes that there is a demand by non-public corporations for shell corporations that have a public distribution of securities, such as the Company. The demand for shells has increased dramatically since the Securities and Exchange Commission (the "Commission") imposed burdensome requirements upon "blank check" companies pursuant to Reg. 419 of the Securities Act of 1933 (the "Act"). The foregoing regulation has decreased, substantially, the number of "blank check" offerings filed with the Commission, and as a result has stimulated an increased demand for shell corporations. While the Company has made the foregoing assumption, there is no assurance that the same is accurate or correct and accordingly, no assurance that the Company will be acquired by or acquire an existing non-public entity.

General

     The Company proposes to seek, investigate and, if warranted, acquire an interest in one or more business opportunities ventures. As of the date hereof the Company has no business opportunities or ventures under contemplation for acquisition but proposes to investigate potential opportunities in the form of investors or entrepreneurs with a concept which has not yet been placed in operation, or in the form of firms which are developing companies. The Company may seek out established businesses which may be experiencing financial or operation difficulties and are in need of the limited additional capital the Company could provide. The Company anticipates that it will seek to merge with or acquire an existing business. After the merger or acquisition has taken place, the surviving entity will be the Company (Lahaina Acquisitions, Inc.), however, management from the acquired entity will in all likelihood operate the Company. There is however, a remote possibility that the Company may seek to acquire and operate an ongoing business, in which case the existing management might be retained. Due to the absence of capital available for investment by the Company, the types of businesses seeking to be acquired by the Company will no doubt be smaller and higher risks types of businesses. In all likelihood, a business opportunity will involve the acquisition of or merger with a corporation which does not need additional cash but which desires to establish a public trading market for its Common Stock. Accordingly, the Company's ability to acquire any business of substance will be extremely limited.

     The Company does not propose to restrict its search for investment opportunities to any particular industry, or geographical location and may, therefore, engage in essentially any business, anywhere, to the extent of its limited resources.

     It is anticipated that business opportunities will be available to the Company and sought by the Company from various sources, throughout the United States including its Officers and Directors, professional advisors such as attorneys and accountants, securities broker/dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. The reason for this is to attract the most favorable business opportunities and ventures available. Management believes that business opportunities and ventures will become available to it, due to a number factors, including, among others: (a) managements' willingness to enter into unproven, speculative ventures; (b) management's contacts and acquaintances; and, (c) the Company's flexibility with respect to the manner in which it may structure potential financing and/or acquisitions. However, there is no assurance that the Company will be able to structure or finance and/or acquire any business opportunity or venture.

Operation of the Company

     The Company intends to search throughout the United States for a merger/acquisition candidate, however, because of the lack of capital, the Company believes that the merger/acquisition candidate will be conducting business within a limited geographical area.
The Company, however, intends to maintain its corporate headquarters and principal place of business at 5459 South Iris Street, Littleton, Colorado 80123. All corporate records will be maintained at said office, and it is anticipated that all shareholders' meetings will take place in Colorado. In the event that a merger or acquisition of the Company takes place, no assurance can be given that the corporate records or headquarters will continue to be maintained at Lakewood, Colorado, or that shareholders' meetings will be held in Colorado.

     The Officers and Directors will personally seek acquisition/merger candidates and/or orally contact individuals or broker/dealers and advise them of the availability of the Company as an acquisition candidate. The Officers and Directors will review material furnished to them by the proposed merger/acquisition candidates and decide if a merger/acquisition is in the best interests of the Company and its shareholders.

     The Company may employ outside consultants, however, until a merger/acquisition candidate has been targeted by the Company, management believes that it is impossible to consider the criteria that will be used to hire consultants. While the Company may hire independent consultants, it has not considered any criteria regarding their experience, the services to be provided, or the term of service. The Company has not had any discussions with any consultants and there are no agreements or understandings with any consultants.

     Other than as disclosed herein, there are no other plans for accomplishing the business purpose of the Company.

Selection of Opportunities

     The analysis of new business opportunities will be undertaken by or under the supervision of the Officers and Directors, none of whom is a professional business analyst or has any previous training or experience in business analysis. Inasmuch as the Company will have no funds available to it in its search for business opportunities and venture, the Company will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. The Company will however, investigate, to the extent believed reasonable by its management, such potential business opportunities or ventures.

     As part of the Company's investigation, Officers and Directors will meet personally with management and key personnel of the firm sponsoring the business opportunity, may visit and inspect plants and facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures, to the extent of the Company's limited financial resources and management and technical expertise.

     Prior to making a decision to recommend to shareholders participation in a business opportunity or venture, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections with related assumptions upon which they are based; evidence of existing patents, trademarks or service marks or rights thereto; present and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; and, other information deemed relevant.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for accountants, attorneys and others. Cost and expenses incurred by the Company have been paid by the Company's President Philip Davis and Mr. John Lee, the Company's Secretary. Mr. Davis and Mr. Lee anticipate funding the Company's operations, including providing funds necessary to search for acquisition candidates.
Mr. Davis and Mr. Lee anticipate funding such expenses until an acquisition candidate is found, without regard to the amount involved. Accordingly, no alternative cash resources have been explored. In the event, Messrs. Davis and Lee are unable to continue such funding, the Company may have to cease operations.

     There are no loan agreements or understandings. The Company will not make any loans to officers or directors, nor will the Company make loans to any acquisition candidate. Money advanced by Messrs. Davis and Lee is and will be done gratuitously without any obligation on the part of the Company to repay the same.

     The Company will have unrestricted flexibility in seeking, analyzing and participating in business opportunities. In its efforts, the Company will consider the following kinds of factors:

(a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b) Competitive position as compared to other firms engaged in similar activities;

(c)  Strength of management;

(d) Capital requirements and anticipated availability of required funds from future operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; and,

(e)  Other relevant factors.

     Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that due to the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more. The Company does not plan to raise any capital at the present time, by private placements, public offerings, pursuant to Regulation S promulgated under the Act, or by any means whatsoever. Further, there are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of an acquisition or merger candidate.

Form of Acquisition

     The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters. The exact form or structure of the Company's participation in a business opportunity or venture will be dependent upon the needs of the of the particular situation. The Company's participation may be structured as an asset purchase agreement, a lease, a license, a joint venture, a partnership, a merger, or acquisition of securities.

     As set forth above, the Company may acquire its participation in a business opportunity through the issuance of Common Stock or other securities in the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1954, as amended, may depend upon the issuance to the shareholders of the acquired company of at least eighty percent (80%) of the Common Stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code all prior shareholders may, in such circumstances, retain twenty percent (20%) or less of the total issued and outstanding Common Stock. If such a transaction were available to the Company, it will be necessary to obtain shareholder approval to effectuate a reverse stock split or to authorize additional shares of Common Stock prior to completing such acquisition. This could result in substantial additional dilution to the equity of those who were shareholders of the Company prior to such reorganization. Further, extreme caution should be exercised by any investor relying upon any tax benefits in light of the proposed new tax laws. It is possible that no tax benefits will exist at all. Prospective investors should consult their own legal, financial and other business advisors.

     The present management and the shareholders of the Company in this offering will in all likelihood not have control of a majority of the voting shares of the Company following a reorganization transaction. In fact, it is most probable that the shareholders of the acquired entity will gain control of the Company. Further, management intends to make available for purchase by shareholders of the acquired entity of up to 75% of the shares of Common Stock owned by them. The terms of sale of the shares presently held by officers and/or directors of the Company will not be afforded to other shareholders of the Company. As part of such a transaction, all or a majority of the Company's Directors may resign and new Directors may be appointed without any vote by shareholders.

     Present stockholders have not agreed to vote their respective shares of Common Stock in accordance with the vote of the majority of all non-affiliated future stockholders of the Company with respect to any business combination.

     The Company may not borrow funds and use and funds to make payments to Company promoters, management or their affiliates or associates.

     The Company has an unwritten policy that it will not acquire or merge with a business or company in which the Company's management or their affiliates or associates directly or indirectly have an ownership interest. Management is not aware of any circumstances under which the foregoing policy will be changed and management, through their own initiative, will not change said policy.

     The Company is required by the regulations promulgated under the Securities Exchange Act of 1934 to obtain and file with the Commission, audited financial statements of the acquisition candidate not later than sixty days from the date the Form 8-K is due at the Commission disclosing the acquisition/merger.

Rights of Dissenting Shareholders

     Under the Colorado Corporation Code, a business combination typically requires the approval of two-thirds of the outstanding shares of both participating companies. The Company's Articles of Incorporation reduce the voting requirement to a majority of the Company's outstanding Common Stock. Shareholders who vote against any business combination in certain instances may be entitled to dissent and to obtain payment for their shares pursuant to Sections 7-4-123 and 7-4-124 of the Colorado Corporation Code. The requirement of approval of the Company's shareholders in any proposed business combination is limited to those transactions identified as a merger or a consolidation. A business combination identified as a share exchange does not require the approval of the Company's shareholders, nor does it entitle shareholders to dissent and obtain payment for their shares. Accordingly, unless the acquisition is a statutory merger, requiring shareholder approval, the Company will not provide shareholders with a disclosure document containing audited or unaudited financial statements, prior to such acquisition.

     Prior to any business combination for which shareholder approval is required, the Company intends to provide its shareholders complete disclosure documentation concerning the business opportunity or target company and its business. Such disclosure will in all likelihood be in the form of a proxy statement which will be distributed to shareholders at least 20 days prior to any shareholder's meeting.

     None of the Company's officers, directors, promoters, their affiliates or associates have had any preliminary contact or discussions with and there are no present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction contemplated in this registration statement.

Not an "Investment Adviser"

     The Company is not an "investment adviser" under the Federal Investment Advisers Act of 1940, which classification would involve a number of negative considerations. Accordingly, the Company will not furnish or distribute advice, counsel, publications, writings, analysis or reports to anyone relating to the purchase or sale of any securities within the language, meaning and intent of
Section 2(a)(11) of the Investment Advisers Act of 1940, 15 U.S.C.
80b2(a)(11).

Not an "Investment Company"

     The Company may become involved in a business opportunity through purchasing or exchanging the securities of such business. The Company does not intend however, to engage primarily in such activities and is not registered as an "investment company" under the Federal Investment Company Act of 1940. The Company believes such registration is not required.

     The Company must conduct its activities so as to avoid becoming inadvertently classified as a transient "investment company" under the Federal Investment Company Act of 1940, which classification would affect the Company adversely in a number of respects. Section 3(a) of the Investment Company Act provides the definition of an "investment company" which excludes an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than United States government securities or securities of majority-owned subsidiaries") the value of which exceeds forty percent (40%) of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exemption from the definition of "investment company." The Company proposes to engage solely in seeking an interest in one or more business opportunities or ventures.

     Effective January 14, 1981, the Securities and Exchange Commission adopted Rule 3a-2 which deems that an issuer is not engaged in the business of investing, reinvesting, owning, holding or trading in securities for purposes of Section 3(a)(1), cited above, if, during a period of time not exceeding one year, the issuer has a bona fide intent to be engaged primarily, or as soon as reasonably possible (in any event by the termination of a one year period of time), in a business other than that of investing, reinvesting, owning, holding or trading in securities and such intent is evidenced by the Company's business activities and appropriate resolution of the Company's Board of Directors duly adopted and duly recorded in the minute book of the Company. The Rule 3a-2 "safe harbor" may not be relied on more than a single time.

Company's Office

     The Company's offices are located at 5459 South Iris Street, Littleton, Colorado 80123, and the telephone number is (303)
932-9998. The Company's office is located in the home of Philip Davis, the Company's President and a member of the Board of Directors. Approximately nine square feet are allocated to the Company on a rent free basis. The office will remain at Mr. Davis's home until an acquisition has been concluded. There are no written documents memorializing the foregoing.

     There are no preliminary agreements or understandings with respect to the office facility subsequent to the completion of an acquisition. Upon a merger or acquisition, the Company intends to relocate its office to that of the acquisition candidate.

Employees

     The Company is a development stage company and currently has no employees other than certain of its Officers and Directors. See "Directors and Executive Officers of the Registrant." Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in a specific business opportunity.


ITEM 2.   PROPERTIES.

     The Company's offices are located at 5459 South Iris Street, Littleton, Colorado 80123, and the telephone number is (303)
932-9998. The Company's office is located in the home of Philip Davis, the Company's President and a member of the Board of Directors. Approximately nine square feet are allocated to the Company on a rent free basis. The office will remain at Mr. Davis's home until an acquisition has been concluded. There are no written documents memorializing the foregoing.

     There are no preliminary agreements or understandings with respect to the office facility subsequent to the completion of an acquisition. Upon a merger or acquisition, the Company intends to relocate its office to that of the acquisition candidate.


ITEM 3.   LEGAL PROCEEDINGS.

No material legal proceedings are pending to which the Registrant is a party or of which any of Registrant's property is the subject matter. No legal proceedings are known to be contemplated by governmental authorities.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the calendar year covered by this report to a vote of security holders.

                             PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDERS MATTERS.

(a)  Market Information.

The Registrant's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol LAHA. The table shows the high and low bid of Registrant's Common Stock during the last two fiscal years. Quotations reflect interdealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Registrant's securities began trading actively in August 1996. Since the foregoing date, the high bid has been $0.875 and the low bid has been $0.875.
                                        Bid
Quarter Ended                      High      Low

     September 30, 1996            $0.875    $0.875
     June 30, 1996                 $0.00     $0.00
     March 31, 1996                $0.00     $0.00
     December 31, 1995             $0.00     $0.00

     September 30, 1995            $0.00     $0.00
     June 30, 1995                 $0.00     $0.00
     March 31, 1995                $0.00     $0.00
     December 31, 1994             $0.00     $0.00

(b)  Holders.

As of December 23, 1996, there were approximately 194 holders of the Registrant's Common Stock. This number does not include those beneficial owners whose securities are held in street name.

(c)  Dividends.

The Registrant has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Registrant intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

(d)  Blue Sky Considerations.

     The laws of some states prohibit the resale of securities issued by "blank check" or "shell" corporations. The Company may be considered a "blank check" or "shell" corporation for the purpose of state securities laws. Accordingly, it is possible that current shareholders may be unable to resell their securities in other states. The Company is unaware which particular states prohibit such resales, other than Idaho or Indiana.

     The Commission has suggested that the Company take steps to prohibit further transfer of the securities distributed to current shareholders, unless the Company is assured that the further transfer would not violate the securities laws of the fifty states. The Company believes that the Commission has no authority to cause the Company to place restrictions on the securities it previously distributed and which it currently does not own. Such action by the Company would legally be construed as a unilateral modification of a fully executed contract and would be considered as a breach thereof. Further, the Company believes that such action by the Commission would be a usurpation of the authority granted it by Congress.

     Further, because each state has a series of exempt securities transaction predicated upon the particular facts of each transaction, it is impossible to determine if a contemplated transaction by an existing shareholder would possibly violate the securities laws of any particular state.

     In the event a current shareholder or broker/dealer resells its securities in a state where such resale is prohibited, the Company believes that the seller thereof may be liable criminally or civilly under that particular state's laws. The Company believes that it will not be liable for such improper secondary sales.

     Existing shareholders should exercise caution in the resale of their shares of common stock in light of the foregoing.


ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data set forth below for the years ended September 30, 1996, 1995 and 1994 is derived from the Registrant's audited financial statements. This information should be read in conjunction with the financial statements and notes thereto included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements included herein.


Statement of Loss and Accumulate Deficit Data:

                              Years Ended September 30
               1996      1995      1994      1993      1992
Income         $   -0-   $ -0-     $ -0-     $ -0-     $ -0-

Operating
  Expenses     $ 2,982   $ -0-     $ -0-     $ -0-     $ -0-

Net Income
  (loss)       $(2,982)  $ -0-     $ -0-     $ -0-     $ -0-

Net Income
  per Share    $(0.003)  $ -0-     $ -0-     $ -0-     $ -0-

Balance Sheet Data:

 Working
  Capital      $(2,982)  $ -0-     $ -0-     $ -0-     $ -0-

 Total Assets  $   600   $ 600     $ 600     $ 600     $ 600

 Long-term
   Debt        $   -0-   $ -0-     $ -0-     $ -0-     $ -0-

 Stockholders'
   equity      $   600   $ 600     $ 600     $ 600     $ 600


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITIONS

Results of Operations - (May 1, 1991) through September 30, 1996.

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.
There have been no operations since incorporation.

Liquidity and Capital Resources.

     The Company issued 996,500 shares of its Common Stock to officers, directors and others. The Company has no operating history and no material assets. The Company has $-0- in cash as of September 30, 1996.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements and Supplementary Data begin on the following page.









                    LAHAINA ACQUISITIONS, INC.

                  (A development stage Company)



                       FINANCIAL STATEMENTS


                SEPTEMBER 30, 1996, 1995 and 1994



           (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                     DORAN PECK, C.P.A., P.C.
               2121 South Oneida Street, Suite 636
                     Denver, Colorado   80224
             Bus: (303) 758-1796  Fax: (303) 758-1825




                   INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Lahaina Acquisitions, Inc.
(A development stage Company)
5459 South Iris Street
Littleton, CO 80123


We have audited the accompanying balance sheets of Lahaina
Acquisitions, Inc. as of September 30, 1996, 1995 and 1994 and the related statements of operations cash flows and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lahaina Acquisitions, Inc. as of September 30, 1996, 1995 and 1994 and the results of its operations for the years then ended, in conformity with generally accepted accounting principles.


/s/ Doran Peck, C.P.A., P.C.

Denver, Colorado
December 12, 1996

                    LAHAINA ACQUISITIONS, INC.
                  (A development stage Company)
                          BALANCE SHEETS
                September 30, 1996, 1995 and 1994



                              ASSETS




                              1996      1995      1994
ORGANIZATION COSTS               600     600       600
                              ======    ====      ====


               LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Account Payable Officer
  and Stockholder              2,982     -0-       -0-
Stockholders' Equity:
  Common stock, 800,000,000
  shares authorized no par value;
  996,500 shares issued and
  outstanding (see note A)       300     300       300

Preferred stock. 10,000,000
shares authorized, no par        -0-     -0-       -0-
value

Paid in Capital                  300     300       300

Net income (deficit)
accumulated during the
development stage             (2,982)    -0-       -0-
                              ------    ----      ----
                                 600     600       600
                              ======    ====      ====





          See accompanying notes to financial statements

                    LAHAINA ACQUISITIONS, INC.
                  (A development stage Company)
                     STATEMENTS OF OPERATIONS
          years ending September 30, 1996, 1995 and 1994




                              1996      1995      1994
Revenues                         -0-     -0-       -0-



Expenses
  Legal and Accounting fees    2,982     -0-       -0-



Net Income (Loss)             (2,982)    -0-       -0-
                              ======    ====      ====
























        See accompanying notes to the financial statements

                    LAHAINA ACQUISITIONS, INC.
                  (A development stage company)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
   From August, 1989 (date of inception) to September 30, 1996


                                                            Total
                         Common Stock             Paid In   Stockholders'
                    Shares    Warrants  Amount    Capital   Equity

August 1989,
shares issued
to Mr. Agron,
Swartz &
Eller                      900,000           $  450                450

August, 1989.
Shares issued
to Coyote
Acquisitions,
Inc.                  100,000  1,000,000         50                 50
                    --------- ----------      -----               ----

Balance Sept.
30, 1989            1,000,000  1,000,000        500                500

April 24, 1991,
shares
gratuitously
reconveyed to
the company:

Swartz &
Eller                (100,000)                 (50)       50
Mr. Agron            (400,000)                (200)      200

April 24,
1991. Shares
of Coyote
cancelled            (100,000)  (1,000,000)    (50)       50

April 24,
1991. Shares
issued to
Mr. Davis &
Mrs. Agron            100,000                   100                  100
                    ---------    ----------   -----     -----      -----

SUB TOTAL             500,000           -0-     300       300        600



                        LAHAINA ACQUISITIONS, INC.
                       (A development stage company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY con't
        From August, 1989 (date of inception) to September 30, 1996


                                                                 Total
               Common Stock             Paid In   Accumulated    Stockholders'
          Shares    Warrants  Amount    Capital   Deficit        Equity
SUB TOTAL   500,000         0   300         300                        600

May 10, 1991
Shares issued to
St. Joseph Corp.
Shareholders:

Agron       312,500 1,250,000
Agron        37,500   150,000
Davis        50,000   200,000
Other Share-
 holders     96,500   386,000
          --------- --------- -----          -----          --------  ------

Balances,
September 30, 1991
 1992, 1993, 1994
  and 1995   996,500 1,986,000   300            300                       600

09/30/96
Net loss for
 the year                                                      (2,982) (2,982)
           --------- --------- -----          -----          --------  ------
            996,500  1,986,000   300            300            (2,982) (2,382)
           ========= ========= =====          =====          ========  ======














NOTE - There was no deficit accumulated during the development stage.

                    LAHAINA ACQUISITIONS, INC.
                  (A development stage Company)
                     STATEMENT OF CASH FLOWS
          years ending September 30, 1996, 1995 and 1994




                                   1996      1995       1994
Cash flows from operating activities:
  Net loss                         (2,982)
  Increase in accounts payable      2,982

Cash flows from
  investment activities               -0-     -0-       -0-

Cash flows from and
  financing activities                -0-     -0-       -0-

Beginning cash balance                -0-     -0-       -0-
                                   ------    ----      ----

Ending cash balance                   -0-     -0-       -0-
                                   ======    ====      ====




















See accompanying notes to the financial statements.

                    LAHAINA ACQUISITIONS, INC.
                  (A development stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                September 30, 1996, 1995 and 1994


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

In September 1989 the Company filed a Registration Statement with the United States Securities and Exchange Commission to register 100,000 Units of its securities sold to Coyote Acquisitions, Inc. Each Unit consists of one share of Common Stock, five A Warrants and five B Warrants. In April 1991 the Company cancelled the 100,000 Units of its securities issued to Coyote Acquisitions, Inc. and abandoned the registration statement on Form S-18 filed with the Securities and Exchange Commission in 1989.

In May 1991 the Company distributed 496,500 Units of its securities under the provisions of Regulation D, Rule 504 on a pro rata basis to the shareholders of St. Joseph Corp. Each Unit consists of:

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

                    LAHAINA ACQUISITIONS, INC.
                  (A development stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                September 30, 1996, 1995 and 1994


Note A - Summary of Significant Accounting Policies

ORGANIZATION - continued.

Professional fees of $450 were incurred in December 1995 for the audit for the years ending September 30, 1995, 1994, 1993, 1992, 1991 and 1990. This expense was paid by the President of the Company. Additional accounting fees of $1,279 were incurred in May 1996 and were paid by the President of the Company. Legal fees of $1,253 were incurred during March and June, 1996 and were paid by the President of the Company.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Registrant has made no change of accountants nor has Registrant filed a Form 8-K under the Securities Exchange Act reporting a change of accountants. There are no disagreements on any matter of accounting principals or practices or financial statements disclosure and none is contemplated.

                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information concerning the directors and executive officers of the Registrant and its subsidiaries:

Name                     Age       Position

Philip J. Davis          40        President and a member of the
                                   Board of Directors

John C. Lee              40        Secretary and a member of the
                                   Board of Directors

Charles C. Van Gundy     44        Treasurer and a member of the
                                   Board of Directors

     All directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. The Company's officers are elected by the Board of Directors at the annual meeting after each annual meeting of the Company's shareholders and hold office until their death, or until they resign or have been removed from office.

Philip J. Davis - President and a member of the Board of Directors

     Mr. Davis is President and a member of the Board of Director of the Company. Mr. Davis held the position of Secretary/Treasurer of the Company from inception until November 1995 when resigned said office to assume the position of President of the Company. Mr. Davis has held the position of President since November 1995. Mr. Davis has held the position as a member of the Board of Directors since inception of the Company. From December 1992 to the present, Mr. Davis is a self-employed consultant. From January 1991 to November 1992, Mr. Davis was affiliated with Private Investors Cartel, Ltd., a securities broker/dealer, as a trader and principal thereof.
From September 1984 to December 1990, Mr. Davis was the President and a member of the Board of Directors of Richfield Securities, Inc., a securities broker/dealer. On January 27, 1992, the

District Business Conduct Committee of the National Association of Securities Dealers, Inc. rendered a decision against Mr. Davis finding that Mr. Davis, Richfield Securities, Inc. and another individual charged unfair and fraudulent markups in connection with the sale of securities. Further, the District Business Conduct Committee found that Mr. Davis and Richfield Securities, Inc. failed to establish and implement written supervisory procedures to detect and prevent the markup violations.
Richfield Securities, Inc. was fined $30,133.97 and suspended from membership in the National Association of Securities Dealers, Inc. for one year and Mr. Davis was censured, fined $30,133.97, suspended from the National Association of Securities Dealers for one year and required to requalify by examination prior to becoming associated with any member of the National Association of Securities Dealers, Inc. On January 15, 1991, Mr. Davis voluntarily closed Richfield Securities, Inc. Further, Richfield Securities, Inc., Mr. Davis and the third party were assessed the costs of the action in the amount of $908.00. Mr. Davis appealed the foregoing decision to the Securities and Exchange Commission (the "Commission") and on November 12, 1993 the foregoing sanctions were affirmed by the Commission. The suspensions referred to above began on March 21, 1994 and will conclude at the close of business on March 21, 1995. In October 1992, Mr. Davis filed for protection under Chapter XIII of the United States Bankruptcy Act. In July 1994, the action was voluntarily dismissed by the Bankruptcy Court. On December 2, 1994, Mr. Davis filed a petition for bankruptcy pursuant to Chapter VII of the United States Bankruptcy Act. Mr. Davis was granted a discharge in March 1995. Since May 1991, Mr. Davis has been Secretary/Treasurer and a member of the Board of Directors of Cancun Acquisitions, Inc., a shell corporation. Cancun Acquisitions, Inc. distributed its securities to shareholders of St. Joe in May 1991. The shares were distributed without consideration and a Form D was filed with the Securities and Exchange Commission. There was no offering price and no funds were raised from the distribution. The purpose of the distribution was to cause the securities to become widely held. No mergers or acquisitions have occurred. From May 1991 to November 1995, Mr. Davis was Secretary/Treasurer and a member of the Board of Directors of Kapalua Acquisitions, Inc., a Colorado shell corporation. From November 1994 to November 1995, Mr. Davis was President of Kapalua Acquisitions, Inc. Kapalua's securities were distributed to shareholders of St. Joe in May 1991. The shares were distributed without consideration and a Form D was filed with the Commission. There was no offering price and no funds were raised from the distribution. The purpose of the distribution was to cause the securities to become widely held. Mr. Davis resigned his positions as an officer and director of Kapalua Acquisitions, Inc. when it completed a reverse acquisition with Startech Corporation, a Connecticut corporation engaged in the business of waste disposal. Since May 1991, Mr. Davis has been Secretary/Treasurer and a member of the

Board of Directors of Napili Acquisitions, Inc., a shell corporation. Napili Acquisitions, Inc. distributed shares to shareholders of St. Joe in May 1991. The shares were distributed without consideration and a Form D was filed with the Securities and Exchange Commission. There was no offering price and no funds were raised from the distribution. The purpose of the distribution was to cause the securities to become widely held. No mergers or acquisitions have occurred. From May 1991 to November 1995, Mr. Davis was Secretary/Treasurer and a member of the Board of Directors of Paia Acquisitions, Inc., a shell corporation. Paia Acquisitions, Inc. distributed its securities to shareholders of St. Joe in May 1991. The shares were distributed without consideration and a Form D was filed with the Securities and Exchange Commission. There was no offering price and no funds were raised from the distribution. The purpose of the distribution was to cause the securities to become widely held. In November 1995, Paia acquired all of the issued and outstanding shares of common stock of Consolidated Financial Management, Inc. d/b/a Banc-Pro, an Arizona corporation in exchange for 3,900,000 post reverse-split restricted shares of common of Paia and 845,000 preferred shares of Paia. Paia's common stock began trading on the Bulletin Board operated by the National Association of Securities Dealers, Inc. in January 1996. Mr. Davis resigned as an officer and director of Paia in November
1995.   Since May 1991, Mr. Davis has been Secretary/Treasurer
and a member of the Board of Directors of Wailea Acquisitions, Inc., a shell corporation. Wailea Acquisitions, Inc. distributed its securities to shareholders of St. Joe in May 1991. The shares were distributed without consideration and a Form D was filed with the Securities and Exchange Commission. There was no offering price and no funds were raised from the distribution. The purpose of the distribution was to cause the securities to become widely held. No mergers or acquisitions have occurred. From June 1987 to December 1992, Mr. Davis was President and a member of the Board of Directors of Pre-Cor Corporation, which was used by Mr. Davis to hold title to his personal investments. Pre-Cor Corporation was dissolved in 1992. Mr. Davis will devote approximately 2% of his time to the Company.

John C. Lee - Secretary and a member of the Board of Directors

     Mr. Lee is Secretary and a member of the Board of Directors of the Company. Mr. Lee has held the foregoing positions since November 1995. Since November 1992, Mr. Lee been engaged in the practice of investing his personal funds in securities. From November 1994 to November 1995, Mr. Lee was Vice President and a member of the Board of Directors of Kapalua Acquisitions, Inc., a Colorado shell corporation. Kapalua's securities were distributed to shareholders of St. Joe in May 1991. The shares were distributed without consideration and a Form D was filed with the Commission. There was no offering price and no funds were raised from the distribution. The purpose of the distribution was to cause the securities to become widely held. Mr. Lee resigned his positions as an officer and director when it completed a reverse acquisition with Startech Corporation, a Connecticut corporation engaged in the business of waste disposal. From August 1989 to November 1992, Mr. Lee was Secretary of Private Investors Cartel, Ltd. a securities broker/dealer. From April 1985 to August 1989, Mr. Lee was self-employed as a financial consultant. From March 1985 to July 1986, Mr. Lee was Vice President of American Mobile Communications in Littleton, Colorado. American Mobile Communications was engaged in the business of acquiring and managing mobile home parks. From November 1984 to July 1985, Mr. Lee was Secretary of Sequal Securities, Inc. a securities broker/dealer located in Glendale, Colorado. From October 1981 to March 1985, Mr. Lee was President of Rigel Securities, a securities broker/dealer located in Aurora, Colorado. From February 1982 to July 1982, Mr. Lee was a registered representative associated with Columbine Securities, a securities broker/dealer located in Denver, Colorado. Mr. Lee will devote approximately 2% of his time to the operation of the Company.

Charles C. Van Gundy - Treasurer and a member of the Board of
Directors

     Mr. Van Gundy is Treasurer and a member of the Board of Directors of the Company. Mr. Van Gundy has held the foregoing positions since November 1995. Since January 1992, Mr. Van Gundy has been employed by U. S. Pawn, Inc., Denver, Colorado, a NASDAQ traded public company, first as its Assistant Controller, subsequently as its Controller and Vice President of Accounting, and currently as its Vice President of Finance and Chief Financial Officer. From 1982 to January 1992, Mr. Van Gundy served as an accounting officer for various mutual fund, high technology and economic redevelopment organizations. Mr. Van Gundy holds a Bachelor of Science degree in accounting and finance from Metropolitan State College of Denver (1979), and subsequently studied law at the University of San Diego School of Law until 1981.

     There are no family relationship between any director or executive office and any other director or executive officer.


ITEM 11.  EXECUTIVE COMPENSATION.

No cash compensation was paid to any officers or directors of the Registrant.

(a)  Cash Compensation.

None of the Registrant's officers or directors currently receive any salary from the Registrant. The Registrant does not anticipate entering into employment agreements with any of its officers or directors in the near future. Directors do not receive compensation for their services as directors but are reimbursed for travel expenses incurred in attending board meetings.

Other than consulting fees and finder's fees which may be paid to unaffiliated third parties, no other individuals will receive any salaries or fees from the Registrant. The Registrant's officers and directors will not receive finder's fees, consulting fees or salaries. Officers, directors and/or principal shareholders may receive cash or stock from the sale of their shares of the Registrant's stock to the Registrant's merger candidate or principals of the merger candidate.

(b)  Compensation Pursuant to Plans

The Registrant has no retirement, pension, profit sharing, insurance and medical reimbursement plans covering its Officers or Directors.

(c)  Other Compensation.

Officers and Directors of the Registrant did not receive any other compensation during the fiscal year ended September 30, 1996.

(d)  Compensation of Directors.

The Registrant's Directors receive no compensation for their services; however, they are reimbursed for travel expenses incurred in serving on the Board of Directors.

(e)  Termination of Employment and Change of Control
Arrangements.

No compensatory plan or arrangement exists between the Registrant and any Executive Officer, except as discussed herein.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth certain information regarding ownership of the Registrant's Common Stock as of September 30, 1996, by each Officer and Director, all Officers and Directors as a group and each beneficial owner of more than five percent of the outstanding shares of the Registrant's Common Stock:

Name and address    Number of                                    Percent
of owner            Shares         Position                      of Class

Philip J. Davis [1]   440,000      President and a member        44.18%
5459 S. Iris St.                   of the Board of Directors
Littleton, CO 80123

John C. Lee [2]       440,000      Secretary and a member        44.18%
5410 E. Long Pl.                   of the Board of Directors
Littleton, CO 80122

Charles C.
  Van Gundy[3]         20,000      Treasurer and a member         2.00%
7215 Lowell Boulevard              of the Board of Directors
Westminster, CO 80030

All officers and           900,000                               90.36%
directors as a
group (3 persons)


[1]  Does not include 430,000 Class A Warrants and 430,000 Class
     B Warrants to purchase up to 860,000 shares of Common Stock.

[2]  Does not include 330,000 Class A Warrants and 330,000 Class
     B Warrants to purchase up to 660,000 shares of Common Stock.

[3]  Does not include 40,000 Class A Warrants and 40,000 Class B
     Warrants to purchase up to 80,000 shares of Common Stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a)  Transaction with Management and Others.

Registrant has engaged in no transactions with management or others in which the amount involved exceeds $60,000. The foregoing statement applies to direct or indirect material interest of any director or officer, nominee for election as director, security holder who is know to the Registrant to own of record or beneficially more than five percent (5%) of any class of Registrant's voting securities, and any member of the immediately family of any of the foregoing persons other than as stated in the Final Form Prospectus.

(b) The Company was incorporated on April 5, 1989. In August 1989, the Company issued a total of 1,000,000 shares of Common Stock. 800,000 shares were issued to Gary Agron; 50,000 shares were issued to Barry Swartz; 50,000 shares were issued to James Eller; and, 100,000 Units were issued to Coyote Acquisitions, Inc. Each Unit consisted of one share of Common Stock; five Class A Warrants, exercisable at $1.00 per share; and five Class B Warrants, exercisable at $1.50 per share.

(c) On April 24, 1991, Mr. Swartz gratuitously reconveyed his 50,000 shares to the Company; Mr. Eller gratuitously reconveyed 50,000 shares to the Company; and, Mr. Agron gratuitously reconveyed 400,000 shares to the Company. On the same date, the Units issued to Coyote Acquisitions, Inc. were cancelled and 50,000 shares of Common Stock were issued to Philip Davis, the Company's President and to Janice Agron for services rendered.

(d) On May 10, 1991, the Company gifted 496,500 Units of securities of the Company on a pro rata basis to shareholders of St. Joseph Corp. ("St. Joe"), pursuant to Regulation D of the Securities Act of 1933, as amended.
     Each Unit consisted of one share of common stock, two Class A Warrants and two Class B Warrants. Each Class A Warrant entitles the holder to purchase one share of common stock at a price of $1.00 per share for a period of four year from May 10, 1991 and each Class B Warrant entitled the holder to purchase one share of common stock at a price of $1.50 per share for a period of four years from May 10, 1991. The exercise period of the Class A and Class B Warrants was extended to May 10, 1999 by resolution of the Board of Directors on May 1, 1995. The purpose of the distribution was to cause the shares of the Company to be widely held, in anticipation of creating a public market for the Company's securities. The Company has no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. As such, the Company can be defined as a "shell" company, who's sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Gary Agron and Janice Puder Agron received 350,000 Units in this offering as a result of their ownership of shares of St. Joe and Mr. Davis received 50,000 Units in this offering as a result of his ownership of shares of St. Joe. From March 1990 to October 1994, Mr. Davis was the Secretary and a Director of St. Joe. As a result of a change in control of St. Joe in October 1994, Mr. Davis resigned as Secretary and a Director. Since October 1994, Mr. Davis has not been affiliated with St. Joe. Mr. Davis owns approximately 0.009% of the outstanding shares of St. Joe. Since resigning, Mr. Davis has not received any communications from St. Joe.

(e) On November 11, 1994, Gary Agron and Janice Puder Agron conveyed all of their right, title and interest in and to 800,000 shares of Common Stock, 700,000 Class A Warrants and 700,000 Class B Warrant to Mr. Davis. In November 1995, Mr. Davis conveyed 440,000 shares of Common Stock, 380,000 Class A Warrants and 380,000 Class B Warrants to Mr. Lee. The foregoing was characterized as a 4(1 1/2) transaction pursuant to Section 4(2) of the Securities Act of 1933. In November 1995, Mr. Davis conveyed 20,000 shares of Common

     Stock, 40,000 Class A Warrants and 40,000 Class B Warrants to Mr. Van Gundy. The foregoing was characterized as a 4(1
     1/2) transaction pursuant to Section 4(2) of the Securities
     Act of 1933.


                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K.

(a)  Financial Statements are contained in Item 8.

(b)  Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c)  Exhibits.

Exhibit
  No.          Description

3.1            Articles of Incorporation as filed with the Form
               10 Registration Statement on December 29, 1995.

3.2            Bylaws of the Company as filed with the Form 10
               Registration Statement on December 29, 1995.

4.1            Specimen Stock Certificate as filed with the Form
               10 Registration Statement on December 29, 1995.

4.2 Specimen Class A Warrant Certificate as filed with the Form 10 Registration Statement on December 29,
               1995.

4.3 Specimen Class B Warrant Certificate as filed with the Form 10 Registration Statement on December 29,
               1995.

27             Financial Data Schedule.

28.1 Private Placement Memorandum as filed with the Form 10 Registration Statement on December 29,
               1995.

28.2 Notice of Distribution Pursuant to Regulation D as filed with the Form 10 Registration Statement on December 29, 1995.

28.3           Warrant Agreement as filed with the Form 10
               Registration Statement on December 29, 1995.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of December, 1996.

                                   LAHAINA ACQUISITIONS, INC.
                                   (Registrant)



                                   BY: /s/ Philip J. Davis
                                       President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this 27th day of December, 1996.


SIGNATURES               TITLE                                   DATE



/s/ Philip J. Davis      Member of the Board of Directors        12/27/96
                         and President


/s/ John C. Lee          Member of the Board of Directors        12/27/96
                         and Secretary


________________________ Member of the Board of Directors,       12/__/96
Charles C. Van Gundy     Treasurer and Chief Financial Officer