Form 10-Q
period 1996-12-31
LAHAINA ACQUISITIONS INC
filed 1997-02-14
CIK 855684

=================================================================


                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
               __________________________________

                            FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended December 31, 1996.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES X            NO

The number of shares outstanding of the Registrant's Common
Stock, no par value per share, at January 1, 1997 was 996,500 shares.

=================================================================

                             PART I.

ITEM 1.   FINANCIAL STATEMENTS.













                    LAHAINA ACQUISITIONS, INC.

                    INTERIM OPERATING RESULTS
                           (unaudited)

                    LAHAINA ACQUISITIONS, INC.
                          BALANCE SHEET

                              ASSETS


                                        December
                                        31, 1996       September
                                        (Unaudited)    30, 1996

[S]                                     [C]            [C]
Organization costs                      $   600        $   600
                                         ======         ======

               LIABILITIES AND STOCKHOLDERS EQUITY

Liabilities
  Accrued expenses                      $ 1,260        $     -
  Loan payable to officer                 2,982          2,982
                                         ------         ------
                                          4,242          2,982

Stockholders equity
  Common stock, 800,000,000
   shares authorized no par value;
   996,500 shares issued and
   outstanding (Note A)                     300            300

  Preferred stock, 10,000,000
   authorized, no par value                 -0-            -0-

  Paid in capital                           300            300

  Accumulated deficit                    (4,242)        (2,982)
                                         ------         ------

    Total                               $   600        $   600
                                         ======         ======











See accompanying notes to the financial statements.

                      LAHAINA ACQUISITIONS, INC.
                        STATEMENT OF OPERATIONS
                              (Unaudited)


                                        Three Months Ended
                                            December 31,
                                   1996                     1995

[S]                                [C]                      [C]
Revenues                           $    -0-                 $
-0-

Expenses
  Legal and accounting fees           1,260
450
                                    -------
-----

Net Income (Loss)                  $ (1,260)                $
(450)
                                    =======
=====


























See accompanying notes to the financial statements.

                      LAHAINA ACQUISITIONS, INC.
                        STATEMENT OF CASH FLOWS
                              (Unaudited)

                                  Three Months Ended December 31,
                                        1996           1995

[S]                                     [C]            [C]
Cash flows from operations:
  Net income (loss)                     $ (1,260)      $ (450)
  Increase in accrued expenses             1,260          -0-
                                         -------        -----
Net cash (used) from
 operating activities:                  $    -0-       $ (450)
                                         =======        =====
Cash flows from investing
 activities:                            $    -0-       $  -0-
                                         -------        -----
Net cash (used) by
 investing activities:                  $    -0-       $  -0-
                                         =======        =====
Cash flows from financing
 activities:
  Loan - officer                        $    -0-       $  450
                                         -------        -----
Net cash (used) by financing
  activities:                           $    -0-       $  450
                                         =======        =====

Beginning cash balance                       -0-          -0-

Ending cash balance                          -0-          -0-
















See accompanying notes to the financial statements.

                      LAHAINA ACQUISITIONS, INC.
                     NOTES TO FINANCIAL STATEMENTS
                           December 31, 1996


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

                      LAHAINA ACQUISITIONS, INC.
                     NOTES TO FINANCIAL STATEMENTS
                           December 31, 1996

Note A - Summary of Significant Accounting Policies

ORGANIZATION (continued)

Professional fees of $450 were incurred in December 1995 for the audit for the years ending September 30, 1995, 1994, 1993, 1992, 1991 and 1990. This expense was paid by the President of the Company. Additional accounting fees of $1,279 were incurred in May 1996 and were paid by the President of the Company. Legal fees of $1,253 were incurred during March and June 1996 and were paid by the President of the Company.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULT OF OPERATIONS.

Results of Operations - Inception (April 5, 1989) through
December 31, 1996.

     The Registrant is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.
There have been no operations since incorporation.

Liquidity and Capital Resources.

     The Registrant has no cash as of December 31, 1996.

     There have been no material changes in the Registrant's results of operations, since filing its Form 10-K with the Securities and Exchange Commission on December 27, 1996. Said
Form 10-K is incorporated herein by reference.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated on this 10th day of February, 1997.

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