Form 10-K/A
period 1996-12-31
LAHAINA ACQUISITIONS INC
filed 1997-04-17
CIK 855684

                                             FORM 10-K/A

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

3. Form 10-Q for the period ending March 31, 1996 and any amendments thereto.

4. Form 10-Q for the period ending June 30, 1996 and any amendments thereto.

                              PART I

ITEM 1.   BUSINESS.

History, Organization and Change of Control.

     Lahaina Acquisitions, Inc. (the "Company"), was organized under the laws of the State of Colorado, on April 5, 1989, to make a distribution of securities to shareholders of Coyote Acquisitions, Inc. ("Coyote"). The Company filed a Form S-18 registration statement (33-31031-D) with the United States Securities and Exchange Commission (the "SEC") but subsequently abandoned the same. The Company subsequently decided to make a distribution of securities to the shareholders of St. Joseph Corp. ("St. Joe"), a shell corporation. In May 1991, the Company gifted to the shareholders of St. Joe on a pro rata basis, 496,500 Units. Each Unit consisted of one share of Common Stock, two Class A Warrants and two Class B Warrants (collectively referred to as the "Warrants"). Each Class A Warrant entitles the holder to purchase one (1) share of Common Stock at a price of $1.00 per share. Each Class B Warrant entitles the holder to purchase one share of Common Stock at price of $1.50 per share. The Company has the right to redeem the Warrants upon 30 days written notice at $0.0001 per Warrant. The Warrants were due to expire in May 1995, however, the Board of Directors extended the exercise period until May 15, 1999.

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

     In May 1991, the Company gifted 496,500 Units to shareholders of St. Joe. The purpose of the distribution was to cause the shares of the Company to be widely held, in anticipation of creating a public market for the Company's securities. The Company has no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. As such, the Company can be defined as a "shell" company, who's sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

     As a result of the foregoing distribution, the Company currently has 194 shareholders.

     The Company is filing this Form 10 on a voluntary basis. It has no obligations pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company believes that by filing such Form 10 and being obligated to file reports pursuant to
Section 13 of the Exchange Act, it can attract an acquisition candidate of greater financial value with a track record of success. While the Company believes it will be a more attractive acquisition candidate, there is no assurance that the foregoing assumption is correct.

     The Company believes that there is a demand by non-public corporations for shell corporations that have a public distribution of securities, such as the Company. The Company believes that demand for shells has increased dramatically since the Securities and Exchange Commission (the "Commission") imposed burdensome requirements upon "blank check" companies pursuant to Reg. 419 of the Securities Act of 1933 (the "Act"). According to the Commission, Rule 419 was designed to strengthen regulation of securities offerings by blank check companies, which Congress has found to have been a common vehicle for fraud and manipulation in the penny stock market. See Securities Act Releases No. 6891 (April 17, 1991), 48 SEC Docket 1131 and No. 6932 (April 13, 1992)
51 Docket 0382, SEC Docket 0382. The foregoing regulation has decreased, substantially, the number of "blank check" offerings filed with the Commission, and as a result has stimulated an increased demand for shell corporations. While the Company has made the foregoing assumption, there is no assurance that the same is accurate or correct and accordingly, no assurance that the Company will be acquired by or acquire an existing non-public entity.

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

Operation of the Company

     The Company intends to search throughout the United States for a merger/acquisition candidate, however, because of the lack of capital, the Company believes that the merger/acquisition candidate will be conducting business within a limited geographical area.
The Company, however, intends to maintain its corporate headquarters and principal place of business at 5459 South Iris Street, Littleton, Colorado 80123. All corporate records will be maintained at said office, and it is anticipated that all shareholders' meetings will take place in Colorado. In the event that a merger or acquisition of the Company takes place, no assurance can be given that the corporate records or headquarters will continue to be maintained at Littleton, Colorado, or that shareholders' meetings will be held in Colorado.

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

     The present management and the shareholders of the Company in all likelihood will not have control of a majority of the voting shares of the Company following a reorganization transaction. In fact, it is most probable that the shareholders of the acquired entity will gain control of the Company. Further, management intends to make available for purchase by shareholders of the acquired entity of up to 75% of the shares of Common Stock owned by them. The terms of sale of the shares presently held by officers and/or directors of the Company will not be afforded to other shareholders of the Company. As part of such a transaction, all or a majority of the Company's Directors may resign and new Directors may be appointed without any vote by shareholders.

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

Statement of Loss and Accumulate Deficit Data:

                    Years Ended September 30
               1996      1995      1994
Income         $   -0-   $ -0-     $ -0-

Operating
  Expenses     $ 2,982   $ -0-     $ -0-

Net Income
  (loss)       $(2,982)  $ -0-     $ -0-

Net Income
  per Share    $(0.003)  $ -0-     $ -0-

Balance Sheet Data:

 Working
  Capital      $(2,982)  $ -0-     $ -0-

 Total Assets  $   600   $ 600     $ 600

 Long-term
   Debt        $   -0-   $ -0-     $ -0-

 Stockholders'
   equity      $   600   $ 600     $ 600


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

September 30, 1996
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

     There are no family relationships between any director or executive officer and any other director or executive officer.


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

(a)  Transactions with Management and Others.

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

(e) On November 11, 1995, Gary Agron and Janice Puder Agron conveyed all of their right, title and interest in and to 800,000 shares of Common Stock, 700,000 Class A Warrants and 700,000 Class B Warrant to Mr. Davis. In November 1995, Mr. Davis conveyed 440,000 shares of Common Stock, 380,000 Class A Warrants and 380,000 Class B Warrants to Mr. Lee. The foregoing was characterized as a 4(1 1/2) transaction pursuant to Section 4(2) of the Securities Act of 1933. In November 1995, Mr. Davis conveyed 20,000 shares of Common

Stock, 40,000 Class A Warrants and 40,000 Class B Warrants to Mr.
Van Gundy. The foregoing was characterized as a 4(1 1/2) transaction pursuant to Section 4(2) of the Securities Act of 1933.


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

27             Financial Data Schedule.

28.1 Private Placement Memorandum as filed with the Form 10 Registration Statement on December 29,
               1995.

28.2 Notice of Distribution Pursuant to Regulation D as filed with the Form 10 Registration Statement on December 29, 1995.

28.3           Warrant Agreement as filed with the Form 10
               Registration Statement on December 29, 1995.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of April, 1997.

                                   LAHAINA ACQUISITIONS, INC.
                                   (Registrant)



                                   BY:  /s/ Philip J. Davis, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this 16th day of April, 1997.


SIGNATURES               TITLE                                   DATE


/s/ Philip J. Davis      Member of the Board of Directors        04/16/97
                         and President


/s/ John C. Lee          Member of the Board of Directors        04/16/97
                         and Secretary


/s/ Charles C. Van Gundy Member of the Board of Directors,       04/16/97
                         Treasurer and Chief Financial Officer