Form 10-Q
period 1997-06-30
LAHAINA ACQUISITIONS INC
filed 1997-10-01
CIK 855684

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1997                Commission File No. 0-27480
                      -------------                                    -------

                           LAHAINA ACQUISITIONS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                        84-1325695
         --------                                        ----------
(State of Incorporation)                      (IRS Employer Identification No.)


     5459 S. Iris Street, Littleton, Colorado              80123
     ----------------------------------------              -----
     (Address of principal executive office)             (Zip Code)


       Registrant's telephone number, including area code: (303) 986-6923
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 30 days.

Yes   X      No
     ---        ---

The number of shares outstanding of registrant's Common Stock, no par value per share, as of June 30, 1997 was 996,500.

                                     PART I


ITEM 1.           FINANCIAL STATEMENTS













                            LAHAINA ACQUISITIONS, INC

                            INTERIM OPERATING RESULTS
                                   (unaudited)

                           Lahaina Acquisitions, Inc.
                                  BALANCE SHEET

                                     ASSETS


                                                        June 30,   September 30,
                                                          1997          1996
                                                      (Unaudited)
                                                      -----------  -------------
Organization costs                                       $   600        $   600
                                                         =======        =======


                      LIABILITIES AND STOCKHOLDERS EQUITY

Liabilities

  Loan payable to officer/shareholders                     2,503          2,982
                                                         -------        -------
                                                           2,503          2,982

Stockholders equity
  Common stock, 800,000,000
   shares authorized no par value;
   996,500 shares issued and
   outstanding (Note A)                                      300            300

  Preferred stock, 10,000,000
   authorized, no par value                                  -0-            -0-

  Paid in capital                                            300            300

  Accumulated deficit                                     (2,503)        (2,982)
                                                         -------        -------

    Total                                                $   600        $   600
                                                         =======        =======




See accompanying notes to the financial statements.

                           Lahaina Acquisitions, Inc.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                      Nine Months Ended June 30,
                                                        1997             1996
                                                        ----             ----

Cash flows from operations:
  Net income (loss)                                   $   479           $(2,982)
                                                      -------           -------


Net cash (used) from
 operating activities:                                $   479           $(2,982)
                                                      =======           =======

Cash flows from investing
 activities:                                          $   -0-           $ -0-
                                                      -------           -------

Net cash (used) by
 investing activities:                                $   -0-           $ -0-
                                                      =======           =======

Cash flows from financing activities:
  Loan - officer/shareholders                         $ 4,211           $ 2,982
  Loan from officer - forgiven                        $(4,690)          $   -0-
                                                      -------           -------

Net cash (used) by financing
  activities:                                         $  (479)          $(2,982)
                                                      =======           =======

Beginning cash balance                                    -0-               -0-

Ending cash balance                                       -0-               -0-





See accompanying notes to the financial statements.

                           Lahaina Acquisitions, Inc.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                        Three Months             Nine Months
                                       Ended June 30,           Ended June 30,
                                       1997      1996           1997      1996
                                     -----------------         ----------------

Revenues
  Income from relief of
   indebtedness                      $ 4,690       -0-         $ 4,690      -0-

Expenses
  Legal and accounting fees               45     2,532           1,305    2,982
  Stock Transfers                      1,921       -0-           2,369      -0-
  Printing                               537       -0-             537      -0-
                                     -------    ------         -------   ------

Net Income (Loss)                    $ 2,187    (2,532)            479   (2,982)
                                     =======    ======         =======   ======


See accompanying notes to the financial statements.

                           LAHAINA ACQUISITIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997

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

In September 1989, the Company filed a Registration Statement with the United States Securities and Exchange Commission to register 100,000 Units of its securities sold to Coyote Acquisitions, Inc. Each Unit consists of one share of Common Stock, five A Warrants and five B Warrants. In April 1991, the Company canceled the 100,000 Units of its securities issued to Coyote Acquisitions, Inc. since the Securities and Exchange Commission failed to clear the Registration Statement.

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

On May 27, 1997, certain shareholders agreed to the cancellation of 800,000 Class A and Class B warrants owned directly and beneficially by them, leaving 193,000 Class A and Class B warrants outstanding.

Professional fees of $450 were incurred in December 1995 for the audit for the years ending September 30, 1995, 1994, 1993, 1992, 1991 and 1990. This expense was paid by the President of the Company.

Legal and additional accounting fees totaling $2,532 were incurred during March through June, 1996 and were paid by the President of the Company. Additional legal and accounting fees and stock transfer fees totaling $1,708 were incurred during November 1996 through March 1997 and were also paid by the President of the Company. In May 1997 the President forgave the accumulated loan payable to him totaling $4,690, and the Company has recognized that amount as income.

In May and June 1997, other shareholders of the Company paid for stock transfer fees and other expenses of the Company totaling $2,503.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS .

Results of Operations - Inception (April 5, 1989) through June 30, 1997.

      The registrant is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7 There have been no operations since incorporation.

Liquidity and Capital Resources.

      The registrant has no cash as of June 30, 1997.

      There have been no material changes in the Registrant's results of operations, since filing its Form 10-K with the Securities and Exchange Commission on December 27, 1996. Said Form 10-K is incorporated herein by reference.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                  LAHAINA ACQUISITIONS, INC.
                                                  --------------------------
                                                      (the "Registrant")


Date: October 1, 1997                             By: /s/ Graham Cooper
     --------------------                            ---------------------------
                                                      Graham Cooper, President

                                  EXHIBIT INDEX

Exhibit
No.                        Description
-------                    -----------

27                         Financial Data Schedule