Form 10-K
period 1997-09-30
LAHAINA ACQUISITIONS INC
filed 1998-01-30
CIK 855684

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   -----------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended September 30, 1997 Commission File Number 0-27480

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


         Company's telephone number, including area code: (303) 986-6923

        Securities Registered Pursuant to Section 12(b) of the Act: None

                 Securities Registered Pursuant to Section 12(g)
                     of the Act: Common Stock, No Par Value

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes |X|   No __


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ss.229.405 of Title 17, Code of Federal Regulations is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The number of shares outstanding of the Company's Common Stock, no par value per share, as of June 30, 1997 was 996,500.

                       Documents Incorporated by Reference

1. Form 10 Registration Statement, filed with the Securities and Exchange Commission on December 29, 1995, which became effective by operation of law and any amendments thereto.

2. Form 10-Q for the period ending December 31, 1996 and any amendments thereto.

3.   Form 10-Q for the period ending March 31, 1997 and any amendments thereto.

4.   Form 10-Q for the period ending June 30, 1997 and any amendments thereto.

5.   Form 8-K on June 2, 1997 and any amendments thereto.

6.   Form 8-K on November 7, 1997 and any amendments thereto.

7.   Form 8-K on December 15, 1997 and any amendments thereto.

================================================================================
                                     PART I

Item 1.  BUSINESS

History, Organization and Change of Control.

     Lahaina Acquisitions, Inc. ("Lahaina" or the "Company") was organized under the laws of the State of Colorado, on April 5, 1989, to make a distribution of securities to shareholders of Coyote Acquisitions, Inc. ("Coyote"). Lahaina filed a Form S-10 registration statement (33-31031-D) with the United States Securities and Exchange Commission (the "SEC") but subsequently abandoned the same. Lahaina subsequently decided to make a distribution of securities to the shareholders of St. Joseph Corp. ("St. Joe"), a shell corporation. In May, 1991, Lahaina gifted to the shareholders of St. Joe on a pro rata basis, 496,500 "Units" (as described herein). Each Unit consisted of one share of Lahaina Common Stock ("Common Shares"), two Class A Warrants and two Class B Warrants (collectively referred to as the "Warrants"). Each Class A Warrant entitles the holder to purchase one (1) share of Common Stock at a price of $1.00 per share. Each Class B Warrant entitles the holder to purchase one share of Common Stock at price of $1.50 per share. Lahaina reserved the right to redeem the Warrants upon 30 days' written notice at $0.0001 per Warrant. The Warrants were due to expire in May, 1995; however, the Board of Directors extended the exercise period until May 15, 1999.

     In August 1989, Lahaina issued a total of 1,000,000 shares of Common Stock. 800,000 shares were issued to Gary Agron; 50,000 shares were issued to Barry Swartz; 50,000 shares were issued to James Eller; and 100,000 shares were issued to Coyote Acquisitions, Inc. ("Coyote"). The shares issued to Coyote were part of 100,000 Units issued to coyote, each Unit consisting of one share of Common Stock; five Class A Warrants, exercisable at $1.00 per share; and five Class B Warrants, exercisable at $1.50 per share (the "Coyote Unit"). .

     On April 24, 1991, Mr. Swartz gratuitously reconveyed his 50,000 shares to Lahaina; Mr. Eller gratuitously reconveyed his 50,000 shares to Lahaina; and Mr. Agron gratuitously reconveyed his 400,000 shares to Lahaina. On the same date, the Units issued to Coyote Acquisitions, Inc. were canceled and 50,000 shares of Common Shares were issued to Philip Davis, Lahaina's President, and to Janice Agron, for services rendered.

     In May, 1991, Lahaina gifted 496,500 Units (as described herein) to shareholders of St. Joe (the "St. Joe Units"). The purpose of the distribution was to cause the shares of Lahaina to be widely held, in anticipation of creating a public market for the Company's securities. Lahaina has no operating history nor any revenues or earnings from operations. Lahaina has no significant assets or financial resources. As such, Lahaina can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. As a result of the foregoing distribution, Lahaina currently has 194 shareholders.

     On May 23 1997, Paxford Acquisitions, S.A., a Bahamian corporation (the "Corporation"), consummated a Stock Purchase Agreement ( the "Agreement") with Philip J. Davis, John C. Lee and Charles C. Van Gundy (the "Selling Shareholders") whereby the Corporation purchased Seven Hundred and Fifty Thousand (750,000) shares of Lahaina Common Stock from Philip J. Davis (selling 366,667 shares), John C. Lee (selling 366,667 shares), and Charles C. Van Gundy (selling 16,666), representing approximately Seventy Five and 26/100 percent (75.26%) of the issued and outstanding stock of Lahaina. In consideration for the shares, the Selling Shareholders received One Hundred and Twenty Five Thousand and No/100 Dollars ($125,000.) cash. In addition, pursuant to the Agreement, the Board of Directors of Lahaina, as of May 23, 1997, have accepted the return of, and canceled, 380,000 Class A Warrants issued to Philip J. Davis, 380,000 Class A Warrants issued to John C. Lee and 40,000 Class A Warrants issued to Charles C. Van Gundy and accepted the return of, and canceled, 380,000 Class B Warrants issued to Philip J. Davis, 380,000 Class B Warrants issued to John C. Lee and 40,000 Class B Warrants issued to Charles C. Van Gundy. Pursuant to the Agreement, the Company has accepted the resignations of the Board of Directors, as of May 27, 1997, consisting of Philip J. Davis, John C. Lee and Charles C. Van Gundy and appointed Graham Cooper, Ivy Lynn Cassar and John Burrow, all of whom are affiliated with Paxford, to serve on the Lahaina's Board of Directors. On June 2, 1997, the Company filed a Form 8-K reporting the change of control. Said Form 8-K is incorporated herein by reference. On May 30, 1997, the Board of Directors authorized the redemption of all outstanding Class A and Class B Warrants of Lahaina. All outstanding Class A and Class B Warrants have been redeemed or canceled.

     Lahaina believes that there is a demand by non-public corporations for shell corporations that have a public distribution of securities, such as itself. Lahaina believes that demand for shells has increased dramatically since the Commission imposed burdensome requirements upon "blank check" companies pursuant to Reg. 419 of the Securities Act of 1933, as amended (the "Act"). According to the Commission, Rule 419 was designed to strengthen regulation of securities offerings by "blank check" companies, which Congress had found to have been a common vehicle for fraud and manipulation in the penny stock market. See Securities Act Releases No. 6891 (April 17, 1991), 48 SEC Docket 1131 and No. 6932 (April 13, 1992) 51 Docket 0382, SEC Docket 0382. The foregoing regulation has decreased, substantially, the number of "blank check" offerings filed with the Commission, and as a result has stimulated an increased demand for shell corporations. While Lahaina has made the foregoing assumption, there is no assurance that the same is accurate or correct and, accordingly, no assurance that it will be acquired by or acquire an existing non-public entity.

General

     Lahaina proposes to seek, investigate and, if warranted, acquire an interest in one or more business opportunities ventures. As of the date hereof, Lahaina has no business opportunities or ventures under contemplation for acquisition apart from the acquisition contemplated by the Offer but proposes to investigate potential opportunities in the form of investors or entrepreneurs with a concept which has not yet been placed in operation, or in the form of firms which are developing companies. Lahaina may seek out established businesses which may be experiencing financial or operation difficulties and are in need of the limited additional capital it could provide. Lahaina anticipates that it will seek to merge with or acquire an existing business if the acquisition contemplated by this Offer is not consummated. After the merger or acquisition has taken place, the surviving entity will be Lahaina; however, management from the acquired entity will, in all likelihood, operate the Company. There is, however, a remote possibility that Lahaina may seek to acquire and operate an ongoing business, in which case the existing management might be retained. Due to the absence of capital available for investment by Lahaina, the types of businesses seeking to be acquired by Lahaina will no doubt be smaller and higher risk types of businesses. In all likelihood, a business opportunity will involve the acquisition of or merger with a corporation which does not need additional cash but which desires to establish a public trading market for its Common Shares. Accordingly, Lahaina's ability to acquire any business of substance will be extremely limited.

     Lahaina does not propose to restrict its search for investment opportunities to any particular industry, or geographical location and may, therefore, engage in essentially any business, anywhere, to the extent of its limited resources.

     It is anticipated that business opportunities will be available to Lahaina and sought by it from various sources throughout the United States, including its Officers and Directors, professional advisors such as attorneys and accountants, securities broker/dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. The reason for this is to attract the most favorable business opportunities and ventures available. Management believes that business opportunities and ventures will become available to it, due to a number of factors, including, among others: (a) management's willingness to enter into unproven, speculative ventures; (b) management's contacts and acquaintances; and
(c) Lahaina's flexibility with respect to the manner in which it may structure potential financing and/or acquisitions. However, there is no assurance that Lahaina will be able to structure or finance and/or acquire any business opportunity or venture.

Operation of Lahaina

     Lahaina intends to search throughout the United States for a merger/acquisition candidate; however, because of the lack of capital, the company believes that the merger/acquisition candidate will be conducting business within a limited geographical area. Lahaina, however, intends to maintain its corporate headquarters and principal place of business at 5459 South Iris Street, Littleton, Colorado 80123. All corporate records will be maintained at said office, and it is anticipated that all shareholders' meetings will take place in Colorado. Upon consummation of the Offer, no assurance can be given that the corporate records or headquarters will continue to be maintained at Littleton, Colorado, or that shareholders' meetings will be held in Colorado.

     The Officers and Directors will personally seek acquisition/merger candidates and/or orally contact individuals or broker/dealers and advise them of the availability of Lahaina as an acquisition candidate. The Officers and Directors will review material furnished to them by the proposed merger/acquisition candidates and decide if a merger/acquisition is in the best interests of the company and its shareholders.

     Lahaina may employ outside consultants; however, until a merger/acquisition candidate has been targeted by the company, management believes that it is impossible to consider the criteria that will be used to hire consultants. While Lahaina may hire independent consultants, it has not considered any criteria regarding their experience, the services to be provided, or the term of service. Lahaina has not had any discussions with any consultants and there are no agreements or understandings with any consultants.

     Other than as disclosed herein, there are no other plans for accomplishing the business purpose of Lahaina.

Selection of Opportunities

     The analysis of new business opportunities will be undertaken by or under the supervision of the Officers and Directors, none of whom is a professional business analyst or has any previous training or experience in business analysis. Inasmuch as Lahaina will have no funds available to it in its search for business opportunities and venture, it will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. Lahaina will, however, investigate, to the extent believed reasonable by its management, such potential business opportunities or ventures.

     As part of Lahaina's investigation, officers and directors will meet personally with management and key personnel of the firm sponsoring the business opportunity, may visit and inspect plants and facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures, to the extent of Lahaina's limited financial resources and management and technical expertise.

     Prior to making a decision to recommend to shareholders' participation in a business opportunity or venture, Lahaina will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections with related assumptions upon which they are based; evidence of existing patents, trademarks or service marks or rights thereto; present and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; and other information deemed relevant.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for accountants, attorneys and others.

     Lahaina will have unrestricted flexibility in seeking, analyzing and participating in business opportunities. In its efforts, Lahaina will consider the following kinds of factors:

     (a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

     (b) Competitive position as compared to other firms engaged in similar activities;

     (c) Strength of management;

     (d) Capital requirements and anticipated availability of required funds from future operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; and

     (e) Other relevant factors.

     Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that due to Lahaina's limited capital available for investigation and management's limited experience in business analysis, Lahaina may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     Lahaina is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more. Lahaina does not plan to raise any capital at the present time, by private placements, public offerings, pursuant to Regulation S promulgated under the Act, or by any means whatsoever. Further, there are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of an acquisition or merger candidate.

Form of Acquisition

     The manner in which Lahaina participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of Lahaina and the promoters of the opportunity, and the relative negotiating strength of Lahaina and such promoters. The exact form or structure of Lahaina's participation in a business opportunity or venture will be dependent upon the needs of the particular situation. Lahaina's participation may be structured as an asset purchase agreement, a lease, a license, a joint venture, a partnership, a merger, or acquisition of securities.

     As set forth above, Lahaina may acquire its participation in a business opportunity through the issuance of Common Shares or other securities in the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1954 , as amended, may depend upon the issuance to the shareholders of the acquired company of at least eighty percent (80%) of the Common Shares of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code all prior shareholders may, in such circumstances, retain twenty percent (20%) or less of the total issued and outstanding Common Shares. If such a transaction were available to the Company, it will be necessary to obtain shareholder approval to effectuate a reverse stock split or to authorize additional shares of Common Shares prior to completing such acquisition. This could result in substantial additional dilution to the equity of those who were shareholders of the Company prior to such reorganization. Further, extreme caution should be exercised by any investor relying upon any tax benefits in light of the proposed new tax laws It is possible that no tax benefits will exist at all. Prospective investors should consult their own legal, financial and other business advisors.

     The present management and the shareholders of Lahaina in all likelihood will not have control of a majority of the voting shares of the company following a reorganization transaction. In fact, it is most probable that the shareholders of the acquired entity will gain control of the company. Further, management intends to issue additional securities and to make available for purchase by shareholders of the acquired entity of up to 90% of the shares of Common Shares. As part of such a transaction, all or a majority of Lahaina's Directors may resign and new Directors may be appointed without any vote by shareholders.

     Present stockholders have not agreed to vote their respective shares of Common Shares in accordance with the vote of the majority of all non-affiliated future stockholders of the Company with respect to any business combination.

     Lahaina may not borrow funds and use and funds to make payments to Company promoters, management or their affiliates or associates.

     Lahaina is required by the regulations promulgated under the Securities Exchange Act of 1934 to obtain and file with the Commission, audited financial statements of the acquisition candidate not later than sixty days from the date the Form 8-K is due at the Commission disclosing the acquisition/merger.

Rights of Dissenting Shareholders

     Under the Colorado Corporation Code, a business combination typically requires the approval of two-thirds of the outstanding shares of both participating companies. The Company's Articles of Incorporation reduce the voting requirement to a majority of the Company's outstanding Common Stock. Shareholders who vote against any business combination in certain instances may be entitled to dissent and to obtain payment for their shares pursuant to Sections 7-4-123 and 7-4-124 of the Colorado Corporation Code. The requirement of approval of the Company's shareholders in any proposed business combination is limited to those transactions identified as a merger or a consolidation. A business combination identified as a share exchange does not require the approval of the Company's shareholders, nor does it entitle shareholder to dissent and obtain payment for their shares. Accordingly, unless the acquisition is a statutory merger, requiring shareholder approval, the Company will not provide shareholders with a disclosure document containing audited or unaudited financial statements, prior to such acquisition.

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

Not an "Investment Adviser"

     Lahaina is not an "investment adviser" under the Federal Investment Advisers Act of 1940, which classification would involve a number of negative considerations. Accordingly, the Company will not furnish or distribute advice, counsel, publications, writings, analysis or reports to anyone relating to the purchase or sale of any securities within the language, meaning and intent of
Section 2(a)(11) of the Investment Advisers Act of 1940, 15 U.S.C. 80b2(a)(11).

Not an "Investment Company"

     Lahaina may become involved in a business opportunity through purchasing or exchanging the securities of such business. Lahaina does not intend however, to engage primarily in such activities and is not registered as an "investment company" under the Federal Investment Company Act of 1940. The company believes such registration is not required.

     Lahaina must conduct its activities so as to avoid becoming inadvertently classified as transient "investment company" under the Federal Investment Company Act of 1940, which classification would affect the company adversely in a number of respects. Section 3(a) of the Investment Company Act provides the definition of an "investment company" which excludes an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than United States government securities or securities of majority-owned subsidiaries") the value of which exceeds forty percent (40%) of the value of its total assets (excluding government securities, cash or cash items). Lahaina intends to implement its business plan in a manner which will result in the availability of this exemption from the definition of "investment company." Lahaina proposes to engage solely in seeking an interest in one or more business opportunities or ventures.

     Effective January 14, 1981, the Commission adopted Rule 3a-2 which deems that an issuer is not engaged in the business of investing, reinvesting, owning, holding or trading in securities for purposes of Section 3(a)(1), cited above, if, during a period of time not exceeding one year, the issuer has a bona fide intent to be engaged primarily, or as soon as reasonably possible (in any event by the termination of a one year period of time), in a business other than that of investing, reinvesting, owning, holding or trading in securities and such intent is evidenced by Lahaina's business activities and appropriate resolution of Lahaina's Board of Directors duly adopted and duly recorded in the minute book of Lahaina. The Rule 3a-2 "safe harbor" may not be relied on more than a single time.

Employees

     Lahaina is a development stage company and currently has no employees other than certain of its officers and directors. Management of the company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in a specific business opportunity.

Item 2.  PROPERTIES

Lahaina's offices are located at 5459 South Iris Street, Littleton, Colorado 80123, and the telephone number is (303) 932-9998. Lahaina's office is located in the home of Philip Davis, the Company's past President. Approximately nine square feet are allocated to the Company on a rent-free basis. The office will remain at Mr. Davis's home until an acquisition has been concluded. There are no written documents memorializing the foregoing.

     There are no preliminary agreements or understandings with respect to the office facility subsequent to the completion of an acquisition. Upon a merger or acquisition, Lahaina intends to relocate its office to that of the acquisition candidate.

Item 3.  LEGAL PROCEEDINGS

     There are no material legal proceedings pending or, to the knowledge of management, threatened against the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to security holders during the fourth quarter of the fiscal year ended September 30, 1997.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(a)  Market Information

     The Company's Common Stock has been traded over-the-counter on the bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "LAHA." The following table sets forth the high and low closing bid of the Company's Common Stock for each quarter during the past two fiscal years. The prices reflect inter-dealer quotations without retail mark-ups, mark downs or commissions, and do not necessarily represent actual transactions. The Company's securities began trading actively in August 1996. Since the foregoing date, the high bid has been $0.875 and the low bid has been $0.875.


Period                                                         High        Low
------                                                         ----        ---
Fiscal 1996
First quarter.........................................         $0.00      0.00
Second quarter........................................          0.00      0.00
Third quarter.........................................          0.00      0.00
Fourth quarter........................................         0.875     0.875

Fiscal 1997
First quarter.........................................         0.875     0.875
Second quarter........................................         0.875     0.875
Third quarter.........................................         0.875     0.875
Fourth quarter........................................         0.875     0.875

(b)  Holders

     As of September 30, 1997, there were approximately 198 holders of the Company's Common Stock. This number does not include those beneficial owners whose securities are held in street name.

(c)  Dividends

     No dividend was paid to stockholders during the fiscal years ended September 30, 1996 and 1997. The Company intends to continue to retain earnings for use in the business of the Company and therefore does not anticipate declaring or paying cash dividends in the immediate future.

(d)  Blue Sky Considerations

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

     In the event a current shareholder or broker/dealer resells its securities in the state where such resale is prohibited, the Company believes that the seller thereof may be liable criminally or civilly under that particular state's laws. The Company believes that it will not be liable for such improper secondary sales.

     Existing shareholders should exercise caution in the resale of their shares of common stock in light of the foregoing.

Item 6. SELECTED FINANCIAL DATA

The selected financial data set forth below for the years ended September
30, 1997, 1997 and 1995 is derived from the Company's audited financial statements. This information should be read in conjunction with the financial statements and notes thereto included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements included herein.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS .

Results of Operations - Inception (April 5, 1989) through June 30, 1997.

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7 There have been no operations since incorporation.

     There have been no material changes in the Company's results of operations, since filing its Form 10-K with the Securities and Exchange Commission on December 27, 1996. Said Form 10-K is incorporated herein by reference.

Liquidity and Capital Resources.

     The Company issued 996,500 shares of its Common Stock to officers, directors and others. The Company has no operating history and no material assets. The Company has no cash as of June 30, 1997.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial Statements and Supplementary Data begin on the following page.

                           LAHAINA ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                      For the Year Ended September 30, 1997

                           LAHAINA ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                      For the Year Ended September 30, 1997


                                    CONTENTS

                                                                      Page
                                                                      ----

Independent Auditors' Report...........................................F-1

Financial Statements:

     Balance Sheet.....................................................F-3

     Statements of Operations..........................................F-4

     Statements of Changes in Stockholders' Equity.....................F-5

     Statements of Cash Flows..........................................F-6

Notes to Financial Statements..........................................F-7

To the Board of Directors
Lahaina Acquisitions, Inc.
(A Development Stage Company)
Littleton, Colorado

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Lahaina Acquisitions, Inc. (a Development Stage Company) as of September 30, 1997 and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lahaina Acquisitions, Inc. as of September 30, 1997 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



Millward & Co. CPAs
Fort Lauderdale, Florida
December 22, 1997

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Lahaina Acquisitions, Inc.
(A Development Stage Company)
Littleton, Colorado

We have audited the accompanying statements of operations, changes in stockholders' equity, and cash flows for the year ended September 30, 1996 and the statement of operations and cash flows for the period from inception through September 30, 1996 of Lahaina Acquisitions, Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Lahaina Acquisitions, Inc., for the year ended September 30, 1996 and the results of operations and cash flows from inception through September 30, 1996, in conformity with generally accepted accounting principles.


Doran Peck, CPA, PC
Denver, Colorado
December 12, 1996

                           LAHAINA ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               September 30, 1997



                                     ASSETS

Acquisition Cost Reimbursement Receivable - Current                    $ 47,985
Organization Costs - Non-current                                            600
                                                                       --------

         Total Assets                                                  $ 48,585
                                                                       ========



                      LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES
         Accounts Payable                                              $ 47,985

                  Total Liabilities - Current                            47,985
                                                                       --------

STOCKHOLDERS' EQUITY
         Common Stock (No Par Value, Authorized 80,000,000
         Shares, Issued and Outstanding 996,500 Shares)                   7,793

Preferred Stock (No Par Value, Authorized 10,000,000
         Shares, None Issued)                                              --

Deficit Accumulated During the Development Stage                         (7,193)
                                                                       --------

         Total Stockholders' Equity                                         600
                                                                       --------

         Total Liabilities and Stockholders' Equity                    $ 48,585
                                                                       ========





    The accompanying notes are an integral part of this financial statement.

                           LAHAINA ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS




                                     From Inception         For the Year Ended
                                     (April 1989) to        September 30,
                                     September 30, 1997      1997                 1996
                                     ------------------      --------------     ---------
                                     (Not Covered by
                                     Accountants Report)

REVENUE:                                     $   --            $   --            $   --
                                             --------          --------          --------



OPERATING EXPENSE:
         Administrative Costs                   7,193             4,211             2,982
                                             --------          --------          --------

         Total Operating Expenses               7,193             4,211             2,982
                                             --------          --------          --------



Net Loss                                        7,193             4,211             2,982
                                             ========          ========          ========




Net Loss Per Share                                             $      0          $      0
                                                               ========          ========



Weighted Average Shares Outstanding                             996,500           996,500
                                                               ========          ========





     The accompanying notes are an integral part of this financial statement

                           LAHAINA ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY


                                                                             Deficit
                                                                           Accumulated
                                                                            During The          Total
                                                       Common Stock        Development      Stockholder's
                                                    Shares       Amount       Stage            Equity
                                                    -------      -------      -------           -------

Balance at September 30, 1995                       996,500      $   600      $  --             $   600

Net Loss for the Year Ended September 30, 1996         --           --         (2,982)           (2,982)
                                                    -------      -------      -------           -------

Balance at September 30, 1996                       996,500          600       (2,982)           (2,382)

Capital Contribution                                   --          7,193         --               7,193

Net Loss for the Year Ended September 30, 1997         --           --         (4,211)            4,211
                                                    -------      -------      -------           -------

Balance at September 30, 1997                       996,500      $ 7,793      $(7,193)          $   600
                                                    =======      =======      =======           =======




     The accompanying notes are an integral part of this financial statement

                           LAHAINA ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                     From Inception      For the Year Ended
                                                     (April 1989) to        September 30,
                                                     September 30,      ---------------------
                                                          1997           1997          1996
                                                     -------------      -------       -------

CASH FLOWS FROM OPERATING ACTIVITIES
         Net Loss                                         $(7,193)      $(4,211)      $(2,982)
         Adjustments to reconcile net loss to net
           cash provided by operating activities:
           Capital contribution of expenses incurred
           on behalf of Company by Shareholders           $(7,193)      $(4,211)      $(2,982)
                                                          -------       -------       -------

Net Cash Used in Operating Activities                        --            --            --
                                                          -------       -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
                                                             --            --            --
                                                          -------       -------       -------

Net Cash Provided by Investing Activities                    --            --            --
                                                          -------       -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
                                                             --            --            --
                                                          -------       -------       -------

Net Cash Provided by Financing Activities                    --            --            --
                                                          -------       -------       -------

Net Increase in Cash                                         --            --            --

Cash at Beginning of Period                                  --            --            --
                                                          -------       -------       -------

Cash at End of Period                                     $  --         $  --         $  --
                                                          =======       =======       =======


Legal costs relating to an aborted acquisition aggregated $73,916 during the year ended September 30, 1997 (See Note 1)






     The accompanying notes are an integral part of this financial statement

                           LAHAINA ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Lahaina Acquisitions, Inc. (the "Company"), was incorporated under the laws of the State of Colorado in April 1989. The Company is in the development stage and has no operating activity.

The Company intends to actively seek, locate, evaluate, structure and complete mergers with or acquisitions of private companies, partnerships or sole proprietorships.

During the year ended September 30, 1997, the Company was negotiating to acquire Root Industries, Inc. The negotiations were terminated. Through September 30, 1997, the Company incurred related legal costs of $73,916, of which $25,931 was reimbursed as agreed by the acquiree prior to September 30, 1997. The balance of $47,985 was reimbursed subsequent to September 30, 1997.

Fiscal Year

The Company's year-end is September 30.

Loss Per Year

The net loss per share was calculated by dividing the net loss by the weighted average shares outstanding.

NOTE 2 - SHAREHOLDER'S EQUITY

The Company is authorized to issue 800,000,000 shares of common stock having no per share par value. As of September 30, 1997, the Company has issued 996,500 common shares.

In May 1991, in connection with a private placement, the Company issued 993,000 Class A Warrants and 993,000 Class B Warrants each to purchase one share of common stock at $1.00 and $1.50, respectively. These Warrants expire May 10, 1999 and may be redeemed by the Company at $.0001 per share upon 30 days written notice. In July 1997 the Company sent redemption notices to all warrant holders and accordingly, the warrants expired.

The Company has authorized the issuance of 10,000,000 shares of Preferred Stock with no per share par value. There has been no issuance of Preferred Stock.

NOTE 3 - CAPITAL CONTRIBUTIONS

Certain Officers and Shareholders have paid for expenses on behalf of the Company. Those amounts have been treated as Capital Contributions and have been credited to common stock.

Item 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
        DISCLOSURE.

     On November 3, 1997, the Company engaged KPMG, 130 Dufferin Avenue, Suite 1400, London Ontario, Canada, to act as the Company's independent certified public accountant. KPMG replaces Doran Peck, C.P.A., P.C. who the Company terminated its relationship with on October 30, 1997. On November 7, 1997, the Company filed a Form 8-K reporting a change of accountants. Said Form 8-K is incorporated herein by reference.

     Since the Company appointed Doran Peck, C.P.A., P.C. on or before December 13, 1995, there have been no disagreements with Doran Peck, C.P.A., P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events. The Auditors Reports on the financial statements for the Company since December 1996 did not contain any adverse opinion or a disclaimer of opinion.

     The Company, due to its desire to operate on an international basis, especially in the USA and Canada, has concluded that the company as a whole would be better served by an accounting firm with international presence and knowledge of international generally accepted auditing standards GAAP. Accordingly, at the request of the Board of Directors terminated its relationship with Doran Peck, C.P.A., P.C. and engaged KPMG.

     On December 15, 1997, the Registrant engaged Millward & Co. CPAs, to act as the registrant's independent certified public accountant. Millward & Co. CPAs replaces KPMG, 130 Dufferin Avenue, Suite 1400, London Ontario, Canada who the Registrant terminated its relationship with on December 15, 1997

     Since the Registrant appointed KPMG on or before November 3, 1997, there have been no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events. KPMG did not prepare any financial statements for the Registrant since November 3.

     The Registrant, since the appointment of KPMG, has determined that it is in the best interest of the Registrant to not operate in Canada at this time and has concluded that the Registrant as a whole would be better served by a domestic accounting firm with knowledge of generally accepted auditing standards. Accordingly, at the request of the Board of Directors, the Registrant has terminated its relationship with KPMG and engaged Millward & Co. CPAs.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth the information concerning the directors and executive officers of the Company and its subsidiaries:

Name                       Age                         Position to be Held
----                       ---                         -------------------

Graham M. Cooper           65                          President, Director

Ivylynn Cassar             32                          Secretary and Treasurer
                                                              Director

John Burrows               51                                 Director



Graham M. Cooper became President and Director of the Company following the consummation of the Agreement. He is also the sole shareholder and a director of Paxford. Mr. Cooper, a member (Fellow) of the Institute of Chartered Accountants (England & Wales), has practiced Accountancy in Nassau, Bahamas since 1965.

Ivylynn Cassar became Secretary, Treasurer and a Director of the Company following the consummation of the Agreement. She is also a director of Paxford. She is a Certified Public Accountant and is the managing Director of Leopold Joseph (Bahamas) Limited trust company.

John Burrows became a Director of the Company following the consummation of the Agreement.

     The Directors of the Company are elected to hold office until the next Annual Meeting of Shareholders and until their respective successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their successors are duly elected and qualified. There are no audit, nominating or compensation committees of the Board of Directors, or committees performing similar functions.

     There are no family relations between any director or executive officer and any other director or executive officer.

Item 11.  EXECUTIVE COMPENSATION

     No cash compensation as paid to any officers or directors of the Company.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the information as to beneficial ownership of shares by (i) each person who has been designated to become a director of the Company, (ii) each named executive, and (iii) all such persons as of September 30, 1997 based upon shares of Common Stock outstanding on such date plus shares deemed outstanding pursuant to Securities and Exchange Commission Rule 13d-3(d)(1).

Name and Position                 Amount & Nature of
of Beneficial Owner               Beneficial Ownership       Percent of Class
-------------------               --------------------       ----------------

Graham M. Cooper
President,
Director                              750,000 (1)                75.26%

Ivylynn Cassar
Secretary and Treasurer
Director                                  -0-                      -0-

John Burrows
Director                                  -0-                      -0-

Directors and Officers as a
group (3 persons)                     750,000                    75.26%


(1)  Graham M. Cooper is the sole shareholder and a director of Paxford.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On May 23 1997, Paxford Acquisitions, S.A., a Bahamian corporation ("Paxford") consummated a Stock Purchase Agreement (the "Agreement') with Philip
J. Davis, John C. Lee and Charles C. Van Gundy, shareholders of the Company (collectively the "Selling Shareholders") whereby the Paxford purchased Seven Hundred and Fifty Thousand (750,000) shares of the Company Common Stock from Philip J. Davis (selling

366,667 shares), John C. Lee (selling 366,667 shares), and Charles C. Van Gundy (selling 16,666), representing approximately Seventy Five and Twenty-Six/100 percent (75.26%) of the issued and outstanding stock of Lahaina. In consideration for the shares, the Selling Stockholders received One Hundred and Twenty Five Thousand and No/100 Dollars ($125,000.) cash. In addition, pursuant to the Agreement, the Board of Directors of the Company, as of May 23, 1997, have accepted the return of, and canceled, 380,000 Class A Warrants issued to Philip J. Davis, 380,000 Class A Warrants issued to John C. Lee and 40,000 Class A Warrants issued to Charles C. Van Gundy and accepted the return of, and canceled, 380,000 Class B Warrants issued to Philip J. Davis, 380,000 Class B Warrants issued to John C. Lee and 40,000 Class B Warrants issued to Charles C. Van Gundy. Further, the Board of Directors, as of May 30, 1997, authorized the redemption of all outstanding Class A and Class B warrants of Lahaina.

     Pursuant to the Agreement, the Company has accepted the resignations of the Board of Directors, as of May 27, 1997, consisting of Philip J. Davis, John C. Lee and Charles C. Van Gundy and appointed Graham Cooper, the sole shareholder and a director of Paxford. Ivy Lynn Cassar and John Burrow to serve on the Lahaina's Board of Directors, effective May 27, 1997.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements are contained in Item 8.

(b)  Reports on Form 8-K.

     Form 8-K was filed on June 2, 1997 reporting a change of accountants.

     Form 8-K was filed on November 7, 1997 reporting a change of accountants.

     Form 8-K was filed on December 15, 1997 reporting a change of accountants.

(c)  Exhibits.

Exhibit
  No.          Description
-------        -----------
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

3.2 Bylaws of the Company as filed with the Form 10 Registration Statement on December 29, 1995.

4.1 Specimen Stock Certificate as filed with the Form 10 Registration Statement on December 29, 1995.

4.2 Specimen Class A Warrant Certificate as filed with the Form 10 Registration Statement on December 29, 1995.

4.3 Specimen Class B Warrant Certificate as filed with the Form 10 Registration Statement on December 29, 1995.

27             Financial Data Schedule.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                LAHAINA ACQUISITIONS, INC.
                                                (the "Company")


Date:                                           By: s/s Graham Cooper
     ----------------------                         ---------------------------
                                                     Graham Cooper, President