Form 10-Q
period 1997-09-30
LAHAINA ACQUISITIONS INC
filed 1998-02-13
CIK 855684

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 31, 1997     Commission File No. 0-27480
                      -----------------                         -------

                           LAHAINA ACQUISITIONS, INC.
             (Exact name of registrant as specified in its charter)

         Colorado                                      84-1325695
(State of Incorporation)                  (IRS Employer Identification No.)


         5459 S. Iris Street, Littleton, Colorado              80123
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

Yes   X           No

The number of shares outstanding of registrant's Common Stock, no par value per share, as of December 31, 1997 was 996,500.

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS













                            LAHAINA ACQUISITIONS, INC

                            INTERIM OPERATING RESULTS
                                   (unaudited)




                           Lahaina Acquisitions, Inc.
                                  BALANCE SHEET

                                                      ASSETS


                                                        December
                                                        31, 1997       September
                                                      (Unaudited)      30, 1997
                                                       ---------       ---------
Acquisition Cost Reimbursement
Receivable - Current                                     $28,547       $ 47,985

Organization costs - Non-current                          $  600        $   600

         Total Assets                                    $29,147       $ 48,585
         ============                                    =======       ========



                       LIABILITIES AND STOCKHOLDERS EQUITY

Liabilities

 Accrued Expenses                                         28,547         47,985
                                                          ------         ------
                                                          28,547         47,985

Stockholders equity
  Common stock, 800,000,000
   shares authorized no par value;
   996,500 shares issued and
   outstanding (Note A)                                    7,793          7,793

  Preferred stock, 10,000,000
   authorized, no par value                                   -0-            -0-

  Deficit Accumulated During the Development Stage        (7,193)        (7,193)
                                                          ------         ------

Total Stockholders' Equity                                   600            600


         Total Liabilities
         and Stockholders' Equity                        $29,147        $48,585
                                                        ========        =======

See accompanying notes to the financial statements.

                           Lahaina Acquisitions, Inc.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                            Three Months Ended December 31
                                           1997                         1996

Cash flows from operations:
  Net income (loss)                        $ (28,547)                $(1,260)
  Increase in accrued expenses             $  28,547                 $  -0-
                                           ---------                 -------

Net cash (used) from
 operating activities:                     $  -0-                    $(1,260)
                                           =======                   =======

Cash flows from investing
 activities:                               $  -0-                    $ -0-
                                           -------                   -------

Net cash (used) by
 investing activities:                     $  -0-                    $ -0-
                                           =======                   =======
Cash flows from financing
  activities:
    Loan-officer                           $  -0-                    $ 1,260

Net cash (used) by financing
  activities:                              $  -0-                    $ 1,260
                                           =======                   =======

Beginning cash balance                        -0-                      -0-

Ending cash balance                           -0-                      -0-





See accompanying notes to the financial statements.

                           Lahaina Acquisitions, Inc.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                   Three Months
                                                 Ended December 31
                                           1997                     1996
                                           ----                     ----

Revenues
                                           $   -0-               $   -0-

Expenses
  Legal and accounting fees                28,297                 1,260
  Stock Transfers                              -0-                   -0-
  Printing                                    250                    -0-
                                              ---                 -----

Net Income (Loss)                        $(28,547)               (1,260)
                                          =======                ======


See accompanying notes to the financial statements.

                           LAHAINA ACQUISITIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

Note A - Summary of Significant Accounting Policies

ORGANIZATION

Lahaina Acquisitions, Inc. (the "Company') was incorporated under the laws of the State of Colorado in April 1989. The Company is in the development stage and has had no operations.

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

Through December 31, 1997, the Company incurred additional legal and printing costs of $28,547 over any reimbursement by the acquiree during that period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS .

Results of Operations - Inception (April 5, 1989) through December 31, 1997.

         The Registrant is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7 There have been no operations since incorporation.

Liquidity and Capital Resources.

         The Registrant has no cash as of December 31, 1997.

         There have been no material changes in the Registrant's results of operations, since filing its Form 10-K with the Securities and Exchange Commission on January 31, 1998. Said Form 10-K is incorporated herein by reference.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable

                                     PART I

ITEM 1.           LEGAL PROCEEDINGS

         There are no material legal proceedings pending or, to the knowledge of management, threatened against the Company.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         No constituent instruments defining the rights of the holders of any class of registered securities of the Registrant have been materially modified. No rights evidenced by any class of registered securities have been materially limited or qualified by the issuance of modification of any class of securities. There are no working capital restrictions or other limitations upon the payment of dividends except as reported in the Registrant's Form 10.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         There have been no material defaults in the payment of principal interest, a sinking or purchase fund installment, or any other material default not cured within thirty days, with respect to any indebtedness of the Registrant or any of its significant subsidiaries exceeding five percent (5%) of the total assets of the Registrant and its consolidated subsidiaries.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to security holders during the first quarter of the fiscal year ended December 31, 1997.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         Reports on Form 8-K

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

         On December 15, 1997, the Registrant engaged Millward & Co. CPAs, of Fort Lauderdale, Florida, to act as the Registrant's independent certified public accountant. Millward & Co. CPAs replaces KPMG who the Registrant terminated its relationship with on December 15, 1997. On December 15, 1997, the Company filed a Form 8-K reporting a change of accountants. Said Form 8-K is incorporated herein by reference

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                 LAHAINA ACQUISITIONS, INC.
                                                 (the "Registrant")


Date: _____________                              By:  /s/ Graham Cooper
                                                 ---------------------------
                                                 Graham Cooper, President

                                  EXHIBIT INDEX

Exhibit
No.                        Description

27                         Financial Data Schedule