Form 10-Q
period 1998-03-31
LAHAINA ACQUISITIONS INC
filed 1998-05-14
CIK 855684

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1998                Commission File No. 0-27480
                      --------------                                    -------

                           LAHAINA ACQUISITIONS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                          84-1325695
         --------                                          ----------
(State of Incorporation)                       (IRS Employer Identification No.)


         5459 S. Iris Street, Littleton, Colorado            80123
         ----------------------------------------            -----
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

The number of shares outstanding of registrant's Common Stock, no par value per share, as of March, 1998 was 996,500.

                                     PART I


ITEM 1.           FINANCIAL STATEMENTS







                            LAHAINA ACQUISITIONS, INC

                            INTERIM OPERATING RESULTS
                                   (unaudited)

                           Lahaina Acquisitions, Inc.
                                  BALANCE SHEET

                                     ASSETS


                                                      March
                                                    31, 1998                September
                                                   (Unaudited)              30, 1997
                                                   -----------              --------

Acquisition Cost Reimbursement
Receivable - Current                                $ 7,450                $47,985

Organization costs- Non-current                     $   600                $   600

         Total Assets                               $ 8,050                $ 48,585
                                                    =======                ========



                                        LIABILITIES AND STOCKHOLDERS EQUITY

Liabilities

 Accrued Expenses                                     7,450                  47,985
                                                    --------                --------
                                                      7,450                  47,985
                                                    --------                --------
Stockholders equity
  Common stock, 800,000,000
   shares authorized no par value;
   996,500 shares issued and
   outstanding (Note A)                               7,793                   7,793

  Preferred stock, 10,000,000
   authorized, no par value                             -0-                     -0-

    Deficit Accumulated During
    the Development Stage                            (7,193)                 (7,193)
                                                     -------                --------

Total Stockholders' Equity                              600                     600
                                                     -------                --------
         Total Liabilities
         and Stockholders' Equity                   $ 8,050                 $48,585
                                                    ========                ========

See accompanying notes to the financial statements.

                           Lahaina Acquisitions, Inc.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                 Six Months Ended March 31
                                                1998                   1997

Cash flows from operations:
         Net Income (Loss)                  $ ( 7,450)              $ (1,780)
         Increase in accrued expenses           7,450                    -0-
                                            ----------              ---------
Net cash (used) from
 operating activities:                      $     -0-               $ (1,780)
                                            ==========              =========

Cash flows from investing
 activities:                                $     -0-               $    -0-
                                            ----------              ---------

Net cash (used) by
 investing activities:                      $     -0-               $    -0-
                                            ==========              =========

Cash flows from financing activities:
      Loan-officer                          $     -0-               $  1,780

Net cash (used) by financing
  activities:                               $     -0-               $  1,260
                                            ==========              =========

Beginning cash balance                            -0-                    -0-

Ending cash balance                               -0-                    -0-





See accompanying notes to the financial statements.

                           Lahaina Acquisitions, Inc.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                              Six Months
                                            Ended March 31
                                      1998                   1997
                                      ----                   ----

Revenues
                                    $   -0-                $   -0-

Accrued Expenses
  Legal and accounting fees           7,450                  1,260
  Stock Transfers                       -0-                    448
  Printing                              -0-                    -0-
                                    --------               --------

Net Income (Loss)                  $( 7,450)                (1,708)
                                   =========               ========


See accompanying notes to the financial statements.

                           LAHAINA ACQUISITIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

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

Through March 31, 1998, the Company incurred additional legal and other costs of $7,450 over any payment against outstanding balances by the majority shareholder of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS .

Results of Operations - Inception (April 5, 1989) through March 31, 1998.

         The Registrant is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7 There have been no operations since incorporation.

Liquidity and Capital Resources.

         The Registrant has no cash as of March 31, 1998.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to security holders during the two quarters of the fiscal year ended March 31, 1998.

ITEM 5.           OTHER INFORMATION

         None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                  LAHAINA ACQUISITIONS, INC.
                                                  (the "Registrant")


Date:  May 14, 1998                                By: /s/ Graham Cooper
                                                       ------------------------
                                                       Graham Cooper, President

                                  EXHIBIT INDEX

Exhibit
No.                        Description

27                         Financial Data Schedule