Form 10-Q
period 1998-06-30
LAHAINA ACQUISITIONS INC
filed 1998-10-22
CIK 855684

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended JUNE 30, 1998               Commission File No. 0-27480

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

Yes   X           No

The number of shares outstanding of registrant's Common Stock, no par value per share, as of June 30, 1998 was 996,500.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS









                            LAHAINA ACQUISITIONS, INC

                            INTERIM OPERATING RESULTS
                                   (unaudited)

                           LAHAINA ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         FOR THE NINE    FOR THE NINE     FOR THE THREE    FOR THE THREE    FROM INCEPTION
                                         MONTHS ENDED    MONTHS ENDED     MONTHS ENDED     MONTHS ENDED    (APRIL 1989) TO
                                        JUNE 30, 1998   JUNE 30, 1997    JUNE 30, 1998    JUNE 30, 1997     JUNE 30, 1998
                                        --------------  --------------   --------------   --------------    -------------

REVENUE:                               $              - $             -  $             -  $             -  $              -
                                       ---------------- ---------------  ---------------  ---------------  ----------------


OPERATING EXPENSE:
        Administrative Costs                     41,678           1,780            3,594                -            48,871
                                       ---------------- ---------------  ---------------  ---------------  ----------------

        Total Operating Expenses                 41,678           1,780            3,594                -            48,871
                                       ---------------- ---------------  ---------------  ---------------  ----------------


Net Loss                               $       (41,678) $       (1,780)  $       (3,594)  $                $       (48,871)
                                       ================ ===============  ===============  =--------------  ================


Net Loss Per Share                     $              0 $             0  $             0  $             -  $              0
                                       ---------------- ---------------  ---------------   --------------  ----------------


Weighted Average Shares Outstanding             996,500         996,500          996,500          996,500           996,500
                                       ================ ===============  ===============  ===============  ================



    The accompanying notes are an integral part of this financial statement.

                           LAHAINA ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                                             JUNE 30, 1998       SEPTEMBER 30, 1997
                                                                             -------------       ------------------

                                    ASSETS

Cash                                                                       $         1,500       $               -
Acquisition Cost Reimbursement Receivable-Current                                        -                  47,985
Organization costs - Non-current                                                       600                     600
                                                                           ---------------       -----------------

         Total Assets                                                      $         2,100       $          48,585
                                                                           ===============       =================



                      LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES
     Accounts Payable                                                      $         6,686       $          47,985
                                                                           ---------------       -----------------

         Total Liabilities - Current                                       $         6,686       $          47,985
                                                                           ---------------       -----------------

STOCKHOLDERS' EQUITY
     Common Stock (No Par Value, Authorized 800,000,000
     Shares, Issued and Outstanding 996,500 Shares)                                  7,793                   7,793


     Preferred Stock (No Par Value, Authorized 10,000,000
     Shares, None Issued)                                                                -                       -

     Paid in Capital                                                                36,492                       -

Deficit Accumulated During the development Stage                                   (48,871)                 (7,193)
                                                                           ----------------      ------------------

     Total Stockholders' Equity                                                     (4,586)                    600
                                                                           ----------------      -----------------

     Total Liabilities and Stockholders' Equity                            $         2,100       $          48,585
                                                                           ===============       =================



    The accompanying notes are an integral part of this financial statement.

                           LAHAINA ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                         FOR THE NINE          FOR THE NINE         FROM INCEPTION
                                                         MONTHS ENDED          MONTHS ENDED         (APRIL 1989) TO
                                                         JUNE 30, 1998         JUNE 30, 1997         JUNE 30, 1998
                                                       -----------------     ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                        $     (41,678)        $      (1,780)        $      (48,871)
     Adjustments to reconcile net loss to net cash
         provided by operating activities:

         Capital contributions expenses incurred on
             behalf of Company by Shareholders                                     1,780
         Organizational Costs - Non-Current                                                                (600)
         Accounts Payable                                    6,686                     -                  6,686
                                                     -------------         -------------         --------------

Net Cash Used in Operating Activities                      (34,992)                    -                (42,785)
                                                     --------------        -------------         ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds received from investor                        36,492                     -                 44,285
                                                     -------------         -------------         --------------

Net Cash Provided by Investing Activities                   36,492                     -                 44,285
                                                     -------------         -------------         --------------

Net Increase in Cash                                         1,500                     -                  1,500

Cash at Beginning of Period                                      -                     -                      -
                                                     -------------         -------------         --------------

Cash at End of Period                                $       1,500         $           -         $        1,500
                                                     =============         =============         ==============



    The accompanying notes are an integral part of this financial statement.

                           LAHAINA ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the Company's financial position.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

The information contained in this Form 10-Q should be read in conjunction with the Notes to the Financial Statements appearing in the Company's Annual Report ended September 30, 1997.

NOTE 2 - SHAREHOLDERS' EQUITY

The Company is authorized to issue 800,000,000 shares of common stock having no per share par value. As of December 31, 1997, the Company has issued 996,500 common shares.

In May 1991, in connection with a private placement, the Company issued 993,000 Class A Warrants and 993,000 Class B Warrants each to purchase one share of common stock at $1.00 and $1.50, respectively. These Warrants expire May 10, 1999 and may be redeemed by the Company at $.0001 per share upon 30 days' written notice. In July 1997, the Company sent redemption notices to all warrant holders and, accordingly, the warrants expired.

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

RESULTS OF OPERATIONS - INCEPTION (APRIL 5, 1989) THROUGH JUNE 30, 1998.

     The Registrant is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

     For the nine months ended June 30, 1998, the Company incurred additional legal and other costs of $41,678. During the nine months, the majority shareholder contributed additional capital of $36,492.

                        LIQUIDITY AND CAPITAL RESOURCES.

     The Registrant has $1,500 in cash as of June 30, 1998.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

                                     PART II

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27  Financial Data Schedule

         (b)  Report on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                               LAHAINA ACQUISITIONS, INC.
                               (the "Registrant")

Date: October 19, 1998         By:   /S/ GRAHAM COOPER
     -----------------            ----------------------------------------------
                               Graham Cooper, President and Officer
                               Responsible for Financial Affairs of
                               Lahaina Acquisitions, Inc.

                                  EXHIBIT INDEX

EXHIBIT
NO.                                  DESCRIPTION
-------                              -----------

   27                  Financial Data Schedule