Form 10-K
period 1998-09-30
LAHAINA ACQUISITIONS INC
filed 1998-12-28
CIK 855684

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                   ----------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998 COMMISSION FILE NUMBER 0-27480

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


         Company's telephone number, including area code: (303) 986-6923
                                                          --------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, NO PAR VALUE

            Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing, requirements for the past 90 days. Yes X No

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ss. 229.405 of Title 17, Code of Federal Regulations is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the Company's Common Stock, no par value per share, held by non-affiliates is $400,562.50.

The number of shares outstanding of the Company's Common Stock, no par value per share, as of September 30, 1998 was 996,500.

Documents noted under footnote 2 of the Exhibit Index have been incorporated by reference.

                                     PART I

ITEM 1.  BUSINESS

History, Organization and Change of Control.

            Lahaina Acquisitions, Inc ("Lahaina" or the "Company") was organized under the laws of the State of Colorado, on April 5, 1989, to make a distribution of securities to shareholders of Coyote Acquisitions, Inc. ("Coyote"). Lahaina filed a Form S-10 registration statement (33-31031-D) with the United States Securities and Exchange Commission (the "SEC") but subsequently abandoned the same. Lahaina subsequently decided to make a distribution of securities to the shareholders of St. Joseph Corp. ("St. Joe"), a shell corporation. In May, 1991, Lahaina gifted to the shareholders of St. Joe on a pro rata basis, 496,500 "Units" (as described herein). Each Unit consisted of one share of Lahaina Common Stock ("Common Shares"), two Class A Warrants and two Class B Warrants (collectively referred to as the "Warrants"). Each Class A Warrant entitles the holder to purchase one (1) share of Common Stock at a price of $1.00 per share. Each Class B Warrant entitles the holder to purchase one share of Common Stock at price of $1.50 per share. Lahaina reserved the right to redeem the Warrants upon 30 days' written notice at $0.0001 per Warrant. The Warrants were due to expire in May, 1995; however, the Board of Directors extended the exercise period until May 15, 1999.

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

            On May 23 1997, Paxford Investments, S.A., a Bahamian corporation (the "Corporation" or "Paxford"), consummated a Stock Purchase Agreement ( the "Agreement") with Philip J. Davis, John C. Lee and Charles C. Van Gundy (the "Selling Shareholders") whereby the Corporation purchased Seven Hundred and Fifty Thousand (750,000) shares of Lahaina Common Stock from Philip J. Davis (selling 366,667 shares), John C. Lee (selling 366,667 shares), and Charles C. Van Gundy (selling 16,666 shares), representing approximately Seventy Five and 26/100 percent (85.26%) issued and outstanding stock of Lahaina. In consideration for the shares, the Selling Shareholders received One Hundred and Twenty Five Thousand and No/100 Dollars ($125,000.) cash. In addition, pursuant to the Agreement, the Board of Directors of Lahaina, as of May 23, 1997, have accepted the return of, and canceled, 380,000 Class A Warrants issued to Philip
J. Davis, 380,000 Class A Warrants issued to John C. Lee and 40,000 Class A Warrants issued to Charles C. Van Gundy and accepted the return of, and canceled,

380,000 Class B Warrants issued to Philip J. Davis, 380,000 Class B Warrants issued to John C. Lee and 40,000 Class B Warrants issued to Charles C. Van Gundy. Pursuant to the Agreement, the Company has accepted the resignations of the Board of Directors, as of May 27, 1997, consisting of Philip J. Davis, John
C. Lee and Charles C. Van Gundy and appointed Graham Cooper, Ivy Lynn Cassar, and John Burrow, all of whom are affiliated with Paxford, to serve on Lahaina's Board of Directors. On May 30, 1997, the Board of Directors authorized the redemption of all outstanding Class A and Class B Warrants of Lahaina. All outstanding Class A and Class B Warrants have been redeemed or canceled.

            Lahaina believes that there is a demand by non-public corporations for shell corporations that have a public distribution of securities, such as itself. Lahaina believes that the demand for shells has increased dramatically since the Commission imposed burdensome requirements upon "blank check" companies pursuant to Reg. 419 of the Securities Act of 1933, as amended (the "Act"). According to the Commission, Rule 419 was designed to strengthen regulation of securities offerings by "blank check" companies, which Congress found to have been a common vehicle for fraud and manipulation in the penny stock market. See Securities Act Releases No. 6891 (April 17, 1991), 48 SEC Docket 1131 and No. 6932 (April 13, 1992) 51 Docket 0382, SEC Docket 0382. The foregoing regulation substantially decreased the number of "blank check" offerings filed with the Commission, and, as a result, increased the demand for shell corporations. While Lahaina has made the foregoing assumption, there is no assurance that the same is accurate or correct and, accordingly, no assurance that it will be acquired by or acquire an existing non-public entity.

GENERAL

            Lahaina proposes to seek, investigate and, if warranted, acquire an interest in one or more business opportunities or ventures. As of the date hereof, Lahaina has no business opportunities or ventures under contemplation for acquisition, but proposes to investigate potential opportunities in the form of investors or entrepreneurs with a concept which has not yet been placed in operation, or in the form of firms which are developing companies. Lahaina may seek out established businesses which may be experiencing financial or operational difficulties and could benefit from the limited additional capital it could provide. Lahaina anticipates that it will seek to merge with or acquire an existing business. After the merger or acquisition has taken place, the surviving entity will be Lahaina; however, management from the acquired entity will, in all likelihood, operate the Company. There is, however, a remote possibility that Lahaina may seek to acquire and operate an ongoing business, in which case the existing management might be retained. Due to the absence of capital available for investment by Lahaina, the types of businesses seeking to be acquired by Lahaina will no doubt be smaller and higher risk types of businesses. In all likelihood, a business opportunity will involve the acquisition of or merger with a corporation which does not need additional cash but which desires to establish a public trading market for its Common Shares. Accordingly, Lahaina's ability to acquire any business of substance will be extremely limited.

            Lahaina does not propose to restrict its search for investment opportunities to any particular industry, or geographical location and may, therefore, engage in essentially any business, anywhere, to the extent of its limited resources.

            It is anticipated that business opportunities will be available to Lahaina and sought by it from various sources throughout the United States, including its Officers and Directors, professional advisors such as attorneys and accountants, securities broker/dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. The reason for this is to attract the most favorable business opportunities, and ventures available. Management believes that business opportunities and ventures will become available to it, due to a number of factors, including, among others: (a) management's willingness to enter into unproven, speculative ventures; (b) management's contacts and acquaintances; and
(c) Lahaina's flexibility with respect to the manner in which it may structure potential financing and/or acquisitions. However, there is no assurance that Lahaina will be able to structure or finance and/or acquire any business opportunity or venture.

Operation of Lahaina

            Lahaina intends to search throughout the United States and Canada for a merger/acquisition candidate; however, because of the lack of capital, the company believes that the merger/acquisition candidate will be conducting business within a limited geographical area. Lahaina, however, intends to maintain its corporate headquarters and principal place of business at 5459 South Iris Street, Littleton, Colorado 80123. All corporate records will be maintained at said office, and it is anticipated that all shareholders' meetings will take place in Colorado. Upon consummation of any merger or acquisition, no assurance can be given that the corporate records or headquarters will continue to be maintained at Littleton, Colorado, or that shareholders' meetings will be held in Colorado.

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

            Lahaina may employ outside consultants; however, until a merger/acquisition candidate has been targeted by the Company, management believes that it is impossible to consider the criteria that will be used to hire consultants. While Lahaina may hire independent consultants, it has not considered any criteria regarding their experience, the services to be provided or the term of service. Lahaina has not had any discussions with any consultants and there are no agreements or understandings with any consultants.

            Other than as disclosed herein, there are no other plans for accomplishing the business purpose of Lahaina.

Selection of Opportunities

            The analysis of new business opportunities will be undertaken by or under the supervision of the Officers and Directors, none of whom is a professional business analyst or has any previous training or experience in business analysis. Inasmuch as Lahaina will have no funds available to it in its search for business opportunities or ventures, it will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. Lahaina will, however, to the extent believed reasonable by its management, investigate such potential business opportunities or ventures.

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

            Prior to making a decision to participate in a business opportunity or venture, Lahaina will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections with related assumptions upon which they are based; evidence of existing patents, trademarks or service marks or rights thereto; present and proposed forms of compensation to management; a description of transactions between the prospective entities and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; and other information deemed relevant.

            It is anticipated that the investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and costs for accountants, attorneys, and others

            Lahaina will have unrestricted flexibility in seeking, analyzing, and participating in business opportunities. In its efforts, Lahaina will consider the following kinds of factors:

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

            As set forth above, Lahaina may acquire its participation in a business opportunity through the issuance of Common Shares or other securities in the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1954, as amended, may depend upon the issuance to the shareholders of the acquired company of at least eighty percent (80%) of the Common Shares of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, all prior shareholders may, in such circumstances, retain twenty percent (20%) or less of the total issued and outstanding Common Shares. If such a transaction were available to the Company, it will be necessary to obtain shareholder approval to effectuate a reverse stock split or to authorize additional shares of Common Shares prior to completing such acquisition. This could result in substantial additional dilution to the equity of those who were shareholders of the Company prior to such reorganization. Further, extreme caution should be exercised by any investor relying upon any tax benefits in light of the proposed new tax laws. It is possible that no tax benefits will exist at all. Prospective investors should consult their own legal, financial, and other business advisors.

            The present management and the shareholders of Lahaina in all likelihood will not have control of a majority of the voting shares of the Company following a reorganization transaction. In fact, it is most probable that the shareholders of the acquired entity will gain control of the Company. Further, management may issue additional securities to make available for purchase by shareholders of the acquired entity up to 90% of the shares of Common Shares. As part of such a transaction, all or a majority of Lahaina's Directors may resign and new Directors may be appointed without any vote by shareholders.

            Present shareholders have not agreed to vote their respective shares of Common Shares in accordance with the vote of the majority of all non-affiliated future shareholders of the Company with respect to any business combination.

            Lahaina is required by the regulations promulgated under the Securities Exchange Act of 1934 to obtain and file with the Commission, audited financial statements of the acquisition candidate not later than sixty days from the date the Form 8-K is due at the Commission disclosing the acquisition/merger.

Rights of Dissenting Shareholders

            Under the Colorado Corporation Code, a business combination typically requires the approval of two thirds of the outstanding shares of both participating companies. The Company's Articles of Incorporation reduce the voting requirement to a majority of the Company's outstanding Common Stock. Shareholders who vote against any business combination in certain instances may be entitled to dissent and to obtain payment for their shares pursuant to Sections 7-113-102 and 7-113-103 of the Colorado Corporation Code. The requirement of approval of the Company's shareholders in any proposed business combination is limited to those transactions identified as a merger or a consolidation. A business combination identified as a share exchange does not require the approval of the Company's shareholders, nor does it entitle shareholders to dissent and obtain payment for their shares. Accordingly, unless the acquisition is a statutory merger requiring shareholder approval, the Company will not provide shareholders with a disclosure document containing audited or unaudited financial statements, prior to such acquisition.

            Prior to any business combination for which shareholder approval is required, the Company intends to provide to its shareholders complete disclosure documentation concerning the business opportunity or target company and its business. Such disclosure will in all likelihood be in the form of a proxy statement which will be distributed to shareholders at least 20 days prior to any shareholder's meeting.

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

Employees

            Lahaina is a development stage company and currently has no employees other than certain of its officers and directors. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in a specific business opportunity.

Subsequent Events

            On December 14, 1998, the Company completed the purchase of all of the outstanding stock of Beachside Commons I, Inc. from Mongoose Investments, LLC. The purchase was effective as of December 7, 1998. Beachside is the owner of a commercial real estate development located on Fernandina Beach, Florida in the resort area of Amelia Island in northeast Florida.

            The Company paid for Beachside stock with 1,250,000 shares of its Common Stock; 1,910,000 shares of Series A Preferred Stock which is convertible into 1,910,000 shares of Common Stock, and $667,500 in cash which was a portion of $750,000 borrowed by the Company from GCA Strategic Investments Limited under a Note. The Note and a related Warrant are convertible into an additional estimated 800,000 to 1,000,000 shares of Common Stock.

            At the same time Mongoose purchased 750,000 shares of Common Stock from Paxford Investments, Limited, an existing shareholder, for $300,000.

            As a result of these transactions, a change in control of the Company has occurred and Mongoose, whose Managing Member is Richard P. Smyth, owns 2,000,000 of the 2,246,500 shares of Common Stock outstanding after the transaction. In addition, Mongoose could own an additional 1,910,000 shares of Common Stock upon conversion of the Series A Preferred Stock.

            The previous directors have resigned, but, before resigning, elected Richard P. Smyth, Gerald F. Sullivan, Sidney E. Brown and D. Nelson Lester as director of the Company. The Board of Directors also elected Mr. Smyth as Chairman, CEO and Treasurer and Mr. Sullivan as Vice Chairman and Secretary.

ITEM 2.  PROPERTIES

            Lahaina's offices are located at 5459 South Iris Street, Littleton. Colorado 80123, and the telephone number is (303) 932-9998. Lahaina's office is located in the home of Philip Davis' the Company's past President. Approximately nine square feet are allocated to the Company on a rent-free basis. The office will remain at Mr. Davis's home until acquisition has been concluded.
There are no written documents memorializing the foregoing.

            There are no preliminary agreements or understandings with respect to the office facility subsequent to the completion of an acquisition. Upon a merger or acquisition, Lahaina intends to relocate its office to that of the acquisition candidate.

ITEM 3.  LEGAL PROCEEDINGS

            There are no material legal proceedings pending or to the knowledge of management, threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matter was submitted to security holders during the fourth quarter of the fiscal year ended September 30, 1998.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

(a)         Market Information

            The Company's Common Stock has been traded over-the-counter on the bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "LAHA." The following table sets forth the high and low closing, bid of the Company's Common Stock for each quarter during the past two fiscal years. The prices reflect inter-dealer quotations without retail mark-ups, mark downs or commissions, and do not necessarily represent actual transactions. The Company's securities began trading actively in August 1996. Since the foregoing date, the high bid has been $3.250 and the low bid has been $0.875.

Period                                                                                      High        Low
------                                                                                      ----        ---
Fiscal 1997
First quarter ....................................................................          0.875      0.875
Second quarter ...................................................................          0.875      0.875
Third quarter ....................................................................          0.875      0.875
Fourth quarter ...................................................................          0.875      0.875

Fiscal 1998
First quarter ....................................................................          3.250      0.875
Second quarter ...................................................................          3.250      0.875
Third quarter ....................................................................          3.250      0.875
Fourth quarter ...................................................................          1.500      0.875

            On December 14, 1998, the closing bid on the Common Stock was $0.50.

(b)         Holders

            As of September 30,1997, there were approximately 195 holders of the Company's Common Stock. This number does not include those beneficial owners whose securities are held in street name.

(c)         Dividends

            No dividend was paid to stockholders during the fiscal years ended September 30, 1997 and 1998. The Company intends to continue to retain earnings for use in the business of the Company and therefore does not anticipate declaring or paying cash dividends in the immediate future.

(d)         Blue Sky Considerations

            The laws of some states prohibit: the resale of securities issued by "blank check" or "shell" corporations. The Company may be considered a "blank check" or "shell" corporation for the purpose of state securities laws.

            Accordingly, it is possible that current shareholders may be unable to resell their securities in other states. The Company is unaware which particular states prohibit such resales, other than Idaho and Indiana. Further, because each state has a series of exempt securities transactions predicated upon the particular facts off each transaction, it is impossible to determine if a contemplated transaction by an existing shareholder would possibly violate the securities laws of any particular state.

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

ITEM 6.  SELECTED FINANCIAL DATA

            The following selected financial data is derived from the Company's audited consolidated financial statements. The following data are qualified by reference to, and should be read in conjunction with, the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere herein.

            The following sets forth, as of December 14, 1998, the only persons known to the Company to be the beneficial owners of more than 5% of the outstanding shares of Common Stock and Series D Preferred Stock.


   NAME AND ADDRESS OF                       AMOUNT AND NATURE OF            PERCENT OF CLASS (2)
    BENEFICIAL OWNER                        BENEFICIAL OWNERSHIP(1)
-------------------------------------------------------------------------------------------------
Mongoose Investments, LLC                  Common          Series A          Common      Series A
7276 Sanctuary Lane                                        Preferred                     Preferred
Fernandina Beach, FL 32034                -------------------------------------------------------
                                          2,000,000       1, 910,000           82.9%         100%
-------------------------------------------------------------------------------------------------
GCA Strategic Investment                   500,000            -0-              10.6%         -0-
Fund Limited
Mechanics Building
12 Church Street
Hamilton HM 11 Bermuda
-------------------------------------------------------------------------------------------------

(1) For the purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 under the Securities Exchange Act of 1934, as amended, under which, in general, a person is deemed to be the beneficial owner of a security if he or she has or shares the power to vote or to direct the voting of the security or the power to dispose or to direct the disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within 60 days of December 15, 1998.

(2) Assumes (a) GCA Strategic Investment Fund Limited Convertible Note converts to 500,000 shares of Common Stock (b) a Warrant converts to 60,000 shares of Common

            Stock, in accordance with Management's current expectations and (c) the Series A Preferred Stock converts to 1,910,000 shares of Common Stock.

            The following table sets forth, as of December 14, 1998, certain information regarding the ownership of the Company's shares of Common Stock and Series A Preferred Stock by the Company's directors and each executive officer and the Company's directors and executive officers as a group.

---------------------------------------------------------------------------------------------------------
    NAME AND ADDRESS OF                       AMOUNT AND NATURE OF                 PERCENT OF CLASS (2)
     BENEFICIAL OWNER                              BENEFICIAL
                                                   OWNERSHIP(1)
---------------------------------------------------------------------------------------------------------
                                           Common              Series A           Common         Series A
                                                              Preferred                         Preferred
---------------------------------------------------------------------------------------------------------
Richard P. Smyth, Director,               2,000,000           1,910,000            82.9%           100%
Chairman and CEO
Gerald F. Sullivan, Director                                     -0-               -----          -----
Sidney E. Brown, Director                                        -0-               -----          -----
D. Nelson Lester, Director                                       -0-               -----          -----
All Directors and Officers as             2,000,000           1,910,000            82.9%           100%
a group (4 persons)
---------------------------------------------------------------------------------------------------------

(1) For the purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 under the Securities Exchange Act of 1934, as amended, under which, in general, a person is deemed to be the beneficial owner of a security if he or she has or shares the power to vote or to direct the voting of the security or the power to dispose or to direct the disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within 60 days of December 15, 1998.

(2) Assumes (a) GCA Strategic Investment Fund Limited Convertible Note converts to 500,000 shares of Common Stock (b) a Warrant converts to 60,000 shares of Common Stock, in accordance with Management's current expectations and (c) the Series A Preferred Stock converts to 1,910,000 shares of Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

Results of Operations - Inception (April 5, 1989) through September 30, 1998.

            The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

            There were no material changes in the Company's results of operations for fiscal 1998.

Liquidity and Capital Resources.

            Certain officers and shareholders have paid for expenses on behalf of the Company. Those amounts were treated as capital contributions and credited to common stock. The Company has no cash as of September 30, 1998.

Year 2000

            Computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing as a date using "double 00" as the year 1900 rather than the year 2000. This, in turn, will result in major system failures and in miscalculations, and is generally referred to as a "Year 2000" problem. The Company, as a development stage company, maintains its books and records on a personal computer and has no significant customers or suppliers. The Company does not believe that the cost to achieve Year 2000 compliance will be material, nor does the Company have any information that the Year

2000 problem will have material adverse effect on its business, operations or financial performance. Further, the Company is not aware of any Year 2000 problems among its customers or suppliers that will have a material adverse effect on its business, operations or financial performance.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            The Financial Statements, Supplementary Data, and the report of independent auditors begin on the following page.

ITEM 9.     CHANGES IN DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            Not applicable.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

            The following table sets forth the information concerning the directors and executive officers of the Company and its subsidiaries:

Name                   Age         Position to be Held           Directors Since
----                   ---         -------------------           ---------------
Graham M. Cooper       66          President, Director           May 27, 1997

Ivy Lynn Cassar        33          Secretary and Treasurer       May 27, 1997
                                         Director

John Burrow            52                Director                May 27, 1997

GRAHAM M. COOPER is also the sole shareholder and a director of Paxford. Mr. Cooper, a member (Fellow) of the Institute of Chartered Accountants (England & Wales), has practiced Accountancy in Nassau, Bahamas since 1965.

IVY LYNN CASSAR is also a director of Paxford. She is a Certified Public Accountant and is the managing Director of Leopold Joseph (Bahamas) Limited trust company.

JOHN BURROW is Vice-Chairman of Leopold Joseph (Bahamas) Limited trust company.

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

ITEM 11.    EXECUTIVE COMPENSATION

            No cash compensation is paid to any of officers or directors of the Company.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth the information as to beneficial ownership of shares by (i) the President, (ii) each Director of the Company,
(iii) all Directors and Officers as a group, and (iv) all persons who beneficially own five percent (5%) or more of the Common Stock of the Company as of September 30, 1998 based upon the shares of Common Stock outstanding on such date plus shares deemed outstanding pursuant to Securities and Exchange Commission Rule 13d-3(d)(1).

Name and Position                        Amount & Nature of
of Beneficial Owner                      Beneficial Ownership          Percent of Class
-------------------                      --------------------          ----------------
Graham M. Cooper
President, Director                            750,000(1)                    75.26%
Peek Building, George Street
Nassau, Bahamas N8160

Ivy Lynn Cassar
Secretary and Treasurer                        -0-                           -0-
Director
Peek Building, George Street
Nassau, Bahamas N8160

John Burrow
Director                                       -0-                           -0-
Peek Building, George Street
Nassau, Bahamas N8160

Directors and Officers as a
group (3 persons)                              750,000                       75.26%

(1) These shares are held of record by Paxford, of which Graham M. Cooper is a director and the sole shareholder.

            After the transactions described in "Subsequent Events", the amount and nature of beneficial ownership is reflected as follows.

The following sets forth, as of December 14, 1998, the only persons known to the Company to be the beneficial owners of more than 5% of the outstanding shares of Common Stock and Series D Preferred Stock.

------------------------------------------------------------------------------------
    NAME AND ADDRESS OF           AMOUNT AND NATURE OF          PERCENT OF CLASS (2)
     BENEFICIAL OWNER            BENEFICIAL OWNERSHIP(1)
------------------------------------------------------------------------------------
Mongoose Investments, LLC        Common         Series A        Common     Series A
7276 Sanctuary Lane                            Preferred                   Preferred
Fernandina Beach, FL 32034       ---------------------------------------------------
                                 2,000,000      1, 910,000       82.9%       100%
------------------------------------------------------------------------------------
GCA Strategic Investment           500,000          -0-          10.6%       -0-
Fund Limited
Mechanics Building
12 Church Street
Hamilton HM 11 Bermuda
------------------------------------------------------------------------------------

(1) For the purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 under the Securities Exchange Act of 1934, as amended, under which, in general, a person is deemed to be the beneficial owner of a security if he or she has or shares the power to vote or to direct the voting of the security or the power to dispose or to direct the disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within 60 days of December 15, 1998.

(2) Assumes (a) GCA Strategic Investment Fund Limited Convertible Note converts to 500,000 shares of Common Stock (b) a Warrant converts to 60,000 shares of Common

            Stock, in accordance with Management's current expectations and (c) the Series A Preferred Stock converts to 1,910,000 shares of Common Stock.

            The following table sets forth, as of December 14, 1998, certain information regarding the ownership of the Company's shares of Common Stock and Series A Preferred Stock by the Company's directors and each executive officer and the Company's directors and executive officers as a group.

--------------------------------------------------------------------------------------
   NAME AND ADDRESS OF              AMOUNT AND NATURE OF        PERCENT OF CLASS (2)
    BENEFICIAL OWNER                    BENEFICIAL
                                        OWNERSHIP(1)
--------------------------------------------------------------------------------------
                                  Common           Series A     Common        Series A
                                                  Preferred                  Preferred
--------------------------------------------------------------------------------------
Richard P. Smyth, Director,       2,000,000       1,910,000      82.9%           100%
Chairman and CEO
Gerald F. Sullivan, Director                         -0-         -----          -----
Sidney E. Brown, Director                            -0-         -----          -----
D. Nelson Lester, Director                           -0-         -----          -----
All Directors and Officers as     2,000,000       1,910,000      82.9%           100%
a group (4 persons)
--------------------------------------------------------------------------------------

(1) For the purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 under the Securities Exchange Act of 1934, as amended, under which, in general, a person is deemed to be the beneficial owner of a security if he or she has or shares the power to vote or to direct the voting of the security or the power to dispose or to direct the disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within 60 days of December 15, 1998.

(2) Assumes (a) GCA Strategic Investment Fund Limited Convertible Note converts to 500,000 shares of Common Stock (b) a Warrant converts to 60,000 shares of Common Stock, in accordance with Management's current expectations and (c) the Series A Preferred Stock converts to 1,910,000 shares of Common Stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            There were no related transactions or "Certain Relationships" during fiscal 1998.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

            (a)         Financial Statements are contained in Item 8.

            (b)         Reports on Form 8-K.

                        No reports on Form 8-K were filed during the last quarter of fiscal 1998.

            (c)         Exhibits (See Exhibit Index).

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Company had duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         LAHAINA ACQUISITIONS, INC.
                                         (the "Company")



Date: December 24, 1998                  By:         Richard P. Smyth
                                                     Chairman

                                  EXHIBIT INDEX

Exhibit
  No.   Description
------- -----------
2.1     Stock Purchase Agreement by and between Lahaina Acquisitions, Inc. and
        Mongoose Investments, LLC dated as of December 3, 1998. (2)
2.2     Series A Preferred Stock Terms (2)
2.3     Securities Purchase Agreement by and between Lahaina Acquisitions, Inc. and
        GCA Strategic Investment Fund Limited, dated as of December 7, 1998. (2)
2.4     9% Convertible Note of Lahaina Acquisitions, Inc. payable to GCA Strategic
        Investment Fund Limited in the principal amount of $750,000. (2)
2.5     Registration Rights Agreement Lahaina Acquisitions, Inc. and GCA Strategic
        Investment Fund Limited, dated as of December 7, 1998. (2)
2.6     Common Stock Purchase Warrant in the amount of 60,000 shares to be issued by
        Lahaina Acquisitions, Inc. and purchased by LKB Financial, LLC, expiring on
        December 20, 2003. (2)
2.7     Stock Pledge Agreement by and between Mongoose Investments, LLC and GCA
        Strategic Investment Fund Limited, dated as of December 7, 1998. (2)
3.1     Articles of Incorporation (1)
3.2     Bylaws of the Company (1)
4.1     Specimen Stock Certificate (1)
4.2     Specimen Class A Warrant Certificate (1)
4.3     Specimen Class B Warrant Certificate (1)
27      Financial Data Schedule (for SEC use only).
(1)  Incorporated by reference to the Registration Statement on Form 10, filed December 29, 1995.
(2)  Incorporated by reference to the Registration Statement on Form 8-K, filed December 28, 1998.

                           LAHAINA ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS


                      For the Year Ended September 30, 1998


                                    CONTENTS

                                                                         Page
                                                                         ----
Independent Auditors' Report F-1............................................F-1

Financial Statements:

Balance Sheet...............................................................F-2

Statements of Operations....................................................F-3

Statements of Changes in Stockholders' Equity...............................F-4

Statements of Cash Flows....................................................F-5

Notes to Financial Statements.........................................F-6 - F-7

To the Board of Directors
Lahaina Acquisitions, Inc.
(A Development Stage Company)
Littleton, Colorado

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Lahaina Acquisitions, Inc. (a Development Stage Company) as of September 30, 1998 and the related statements of operations, changes in stockholders' deficiency, and cash flows for each of the two years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lahaina Acquisitions, Inc. as of September 30, 1998 and the results of its operations and its cash flows for each of the two years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

Millward & Co. CPAs
Fort Lauderdale, Florida
December 10, 1998

                           LAHAINA ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               September 30, 1998


                                     ASSETS

Total Assets                                                      $
                                                                  --------



                    LIABILITIES AND STOCKHOLDER'S DEFICIENCY

LIABILITIES
  Accounts Payable                                                $  3,800
                                                                  --------

            Total Liabilities - Current                           $  3,800
                                                                  --------

STOCKHOLDERS' DEFICIENCY
  Common Stock (No Par Value, Authorized 800,000,000                 7,793
  Shares, Issued and Outstanding 996,500 Shares)

Preferred Stock (No Par Value, Authorized 10,000,000
  Shares, None Issued)

Paid in Capital                                                     41,678
Deficit Accumulated During the Development Stage                   (53,271)
                                                                  --------

            Total Stockholders' (Deficiency)                        (3,800)
                                                                  --------

            Total Liabilities and Stockholders' Equity            $
                                                                  --------







     The accompanying notes are an integral part of this financial statement

                           LAHAINA ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS




                                       From Inception      For the Year Ended
                                      (April 1989) to         September 30,
                                                           -------------------
                                    September 30, 1988     1998           1997
                                    ------------------     ----           ----
                                     (Not Covered by
                                       Independent
                                     Auditor's Report)
REVENUE:                                  $     -       $      -       $      -
                                          -------       --------       --------



OPERATING EXPENSE:                         53,271         46,078          4,211
                                          -------       --------       --------
      Administrative Costs
            Total Operating Expenses       53,271         46,078          4,211
                                          -------       --------       --------


Net Loss                                  (53,271)       (46,078)        (4,211)
                                          =======       ========       ========


Net Loss Per Share                                      $   (.05)      $   (.00)
                                                        ========       ========


Weighted Average Shares Outstanding                      996,500        996,500
                                                        ========       ========


     The accompanying notes are an integral part of this financial statement

                           LAHAINA ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
           STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIENCY)


                                                                                                   DEFICIT
                                                                                                 ACCUMULATED        TOTAL
                                                          COMMON STOCK            ADDITIONAL     DURING THE      STOCKHOLDER'S
                                                      ---------------------        PAID-IN       DEVELOPMENT        EQUITY
                                                      SHARES         AMOUNT        CAPITAL          STAGE        (DEFICIENCY)
                                                      ----------------------------------------------------------------------
Balance at September 30, 1996                         996,500        $  600        $     -        $ (2,982)        $ (2,382)
Capital Contribution                                        -         7,193              -               -            7,193
Net Loss for the Year Ended September 30, 1997              -             -              -          (4,211)          (4,211)
                                                      -------        ------        -------        --------         --------
Balance at September 30, 1997                         996,500         7,793              -          (7,193)             600
Capital Contribution                                        -             -         41,678          41,678
Net Loss for the Year Ended 9/30/98                         -             -              -         (46,078)         (46,078)
                                                      -------        ------        -------        --------         --------
Balance at September 30, 1998                         996,500        $7,793        $41,678        $(53,271)        $ (3,800)
                                                      =======        ======        =======        ========         ========


     The accompanying notes are an integral part of this financial statement

                           LAHAINA ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS





                                                                    From Inception
                                                                   (April 1989) to         For the Year Ended
                                                                     September 30,            September 30,
                                                                                        -------------------------
                                                                         1998             1998             1997
                                                                   ----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Loss                                                         $(53,271)        $(46,078)        $ (4,211)
      Adjustments to reconcile net loss to net cash provided by
            operating activities:
            (Increase)/Decrease in accounts receivable                        -           47,985          (47,985)
            (Increase)/Decrease in organization costs                         -              600                -
            (Increase)/Decrease in accounts payable                       3,800          (44,185)          45,003
                                                                       --------         --------         --------
      Net Cash Used in Operating Activities                             (49,471)         (41,678)          (7,193)
                                                                       --------         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds received from investors                                   49,471           41,678            7,193
                                                                       --------         --------         --------
Net Cash Provided by Investing Activities                                49,471           41,678            7,193
                                                                       --------         --------         --------
Net Increase in Cash                                                          -                -                -
Cash at Beginning of Period                                                   -                -                -
                                                                       --------         --------         --------
Cash at End of Period                                                  $      -         $      -         $      -
                                                                       ========         ========         ========


Legal costs relating to an aborted acquisition aggregated $73,916 during the year ended September 30, 1997 (See Note 1).




     The accompanying notes are an integral part of this financial statement
                                       F-5

                           LAHAINA ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998

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

During the year ended September 30, 1997, the Company was negotiating to acquire Root Industries, Inc. The negotiations were terminated. Through September 30, 1997, the Company incurred related legal costs of $73,916, of which $25,931 was reimbursed as agreed by the acquiree prior to September 30, 1997. The balance of $47.985 was reimbursed subsequent to September 30, 1997.

FISCAL YEAR

The Company's year-end is September 30.

LOSS PER SHARE

The net loss per share was calculated by dividing the net loss by the weighted average shares outstanding.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - SHAREHOLDERS' EQUITY

The Company is authorized to issue 800,000,000 shares of common stock having no per share par value. As of September 30, 1998, the Company has issued 996,500 common shares.

The Company has authorized the issuance of 10,000,000 shares of Preferred Stock with no per share par value. There has been no issuance of Preferred Stock.

NOTE 3 - CAPITAL CONTRIBUTIONS

Certain Officers and Shareholders have paid for expenses on behalf of the Company. Those amounts have been treated as Capital Contributions and have been credited to additional paid-in capital and common stock. Subsequent to September 30, 1998 the Company has incurred professional fees which the Company anticipates will be paid by officers and shareholders.


                           LAHAINA ACQUISITIONS, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998

NOTE 4 - SUBSEQUENT EVENTS

On December 14, 1998, the Company completed the purchase of all of the outstanding stock of Beachside Commons I, Inc. from Mongoose Investments, LLC. The purchase was effective as of December 7, 1998. Beachside is the owner of a commercial real estate development located on Fernandina Beach Florida in the resort area of Amelia Island in northeast Florida.

The Company paid for the Beachside stock with 1,250,000 shares of its Common Stock; 1,910,000 shares of Series A Preferred Stock which is convertible into 1,910,000 shares of Common Stock; and $667,500 in cash. The Company has authorized 3,000,000 shares of the Series A Preferred stock. The Series A Preferred Stock has a liquidating preference of $1.00 per share and may pay annual dividends at the rate of $.095 per share. Subsequent to September 30, 1998 the Company borrowed $750,000 from GCA Strategic Investments Limited pursuant to a Note with interest at 9% per annum and due January 31, 2001. The
Note is convertible into Common Stock. Initial costs related to the Note aggregated $87,500. The Note and a related Warrant are convertible into an estimated 800,000 to 1,000,000 shares of Common Stock.

At the same time Mongoose purchased 750,000 shares of Common Stock from an existing shareholder, for $300,000.

As a result of these transactions, a change in control of the Company has occurred and Mongoose, whose managing member is Richard P. Smyth, owns 2,000,000 of the 2,246,500 shares of Common Stock outstanding after the transaction. The Company also elected four new directors each of whom are allowed to purchase up to 10,000 shares of the Company's common stock at a price of $.40 per share. In addition Mongoose could own an additional 1,910,000 shares of Common Stock upon conversion of the Series A Preferred Stock.