Form 10-Q
period 1998-12-31
LAHAINA ACQUISITIONS INC
filed 1999-02-24
CIK 855684

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 1998                                    Commission File Number #0-27480
                               -----------------                                                          ---------

                           LAHAINA ACQUISITIONS, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

            COLORADO                                                                        84-1325695
-------------------------------                                                   ---------------------------------
(State or Other Jurisdiction of                                                   (IRS Employer Identification No.)
Incorporation or Organization)



Registrant's Telephone Number, Including Area Code           (904) 277-4438
                                                  ------------------------------

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
(Former Name, Former Address, and Former Fiscal Year If Changed since Last
 Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act or 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X         No
                                  -----            -----

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practical date.

         Class of Common Stock                                         Outstanding at February 19, 1999
         ---------------------                                         --------------------------------
              no par value                                                      2,246,500 shares


================================================================================

                  LAHAINA ACQUISITIONS, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q



PART I  --       FINANCIAL INFORMATION                                                        PAGE
                                                                                              ----

                 ITEM 1    Financial Statements

                           Consolidated Balance Sheets for the Quarter Ended                    3
                           December 31, 1998 and for the Year Ended
                           September 30, 1998

                           Consolidated Statements of Operations for the                        4
                           Quarters Ended December 31, 1998 and 1997 and for the
                           Period from Inception to December 31, 1998

                           Consolidated Statements of Cash Flows for                            5
                           the Quarters Ended December 31, 1998 and 1997 and for
                           the Period from Inception to December 31, 1998

                           Consolidated Statements of Changes in Shareholders'                  6
                           Equity

                           Notes to Consolidated Financial Statements for                       7
                           The Quarter Ended December 31, 1998

                 ITEM 2    Management's Discussion and Analysis of Financial                   12
                           Condition and Results of Operations

PART II --       OTHER INFORMATION

                 ITEM 1     Legal Proceedings                                                  14

                 ITEM 2     Changes in Securities and the Use of Proceeds                      14

                 ITEM 6     Exhibits and Reports on Form 8-K                                   16

SIGNATURES

                           LAHAINA ACQUISITIONS, INC.
                                 AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS



                                                                 (UNAUDITED)         (AUDITED)
                                                                 FOR THE QUARTER     FOR THE YEAR
                                                                 ENDED DECEMBER      ENDED
                                                                 31, 1998            SEPTEMBER 30,
                                                                                     1998
                                                                 ---------------     -------------
ASSETS                                                           $                   $
     Current Assets
        Cash ..................................................           -0-                  -0-
        Accounts Receivable ...................................       16,555                   -0-
        Prepaid Expenses ......................................       31,378                   -0-
        Note Receivable .......................................       21,800                   -0-
        Escrow Funds ..........................................       30,000                   -0-
     Total Current Assets .....................................       99,733                   -0-

     Fixed Assets
        Land ..................................................      400,000                   -0-
        Building ..............................................    2,406,965                   -0-
        Equipment .............................................      149,127                   -0-
        Accumulated Depreciation ..............................      (40,760)                  -0-

     Total Fixed Assets .......................................    2,915,332                   -0-

TOTAL ASSETS ..................................................  $ 3,015,065                   -0-
                                                                 ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Current Liabilities
        Accounts Payable ......................................       59,313                 3,800
        Accrued Interest Payable ..............................       22,706                   -0-
        Security Deposits Payable .............................        9,000                   -0-
        Note Payable - Shareholder ............................       74,151                   -0-
        Notes Payable - Others ................................      155,000                   -0-

     Total Current Liabilities ................................      320,170                 3,800

Long-term Debt
   Note Payable - Mortgage ....................................    1,550,000                   -0-
   Note Payable - Convertible Debenture .......................      775,000                   -0-

Total Long-term Debt ..........................................    2,325,000                   -0-

TOTAL LIABILITIES .............................................    2,645,170                   -0-

SHAREHOLDERS' EQUITY
   Common stock, no par value, 800,000,000 shares
      authorized, 2,246,500 shares issued and outstanding .....        8,593                 7,793
   Additional Paid-In Capital - Common Stock ..................       42,928                41,678
   Preferred Series A Convertible Stock, 1,910,000 shares .....      428,823                   -0-
   Deficit accumulated during the development stage............     (110,449)              (53,271)

TOTAL SHAREHOLDERS' EQUITY ....................................      369,895                (3,800)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY ......................  $ 3,015,065             $     -0-
                                                                 ============            =========

See accompanying Notes to the Consolidated Financial Statements.

                           LAHAINA ACQUISITIONS, INC.
                                 AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                          FROM INCEPTION
                                             FOR THE QUARTERS ENDED      (APRIL 1989) TO
                                                  DECEMBER 31,          DECEMBER 31, 1998
                                            1998               1997
                                       --------------------------------------------------
REVENUE: ..........................    $    16,555         $      -0-   $              -0-
     EXPENSES:
     Administrative Expense: ......         36,739             4,211               93,810
     Operating Expense: ...........         10,488                -0-              10,488
     Total Expense: ...............    $    47,227         $   4,211    $         104,298
     LOSS FROM OPERATIONS .........        (30,672)           (4,211)             (87,743)
     INTEREST INCOME/(EXPENSE) ....        (22,706)               -0-             (22,706)
                                       -----------         ---------    -----------------
     NET INCOME/(LOSS) ............        (53,378)           (4,211)            (110,449)
     INCOME PER SHARE:
     Basic ........................           (.02)             (.00)                (.05)
     Shares for basic .............      2,246,500           996,500            2,246,500
     Diluted ......................           (.02)             (.00)                (.05)
     Shares for diluted ...........      5,342,424           996,500            5,342,424



See accompanying Notes to the Consolidated Financial Statements.

                           LAHAINA ACQUISITIONS, INC.
                                 AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             FOR THE QUARTERS       APRIL 1989 (INCEPTION)
                                                                                   ENDED             TO DECEMBER 31, 1998
                                                                                DECEMBER 31,

                                                                              1998           1997
                                                                           -------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss) ...................................................      $ (53,378)     $ (28,547)        $  (106,649)
Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation ......................................................          5,493             -0-             40,760
  (Increase) decrease in:
     Accounts Receivable ............................................        (16,555)            -0-            (16,555)
     Prepaid expenses ...............................................        (14,097)            -0-            (31,378)
     Note Receivable ................................................        (21,800)            -0-            (21,800)
Increase (decrease) in:
     Accounts Payable ...............................................          8,411             -0-             17,313
     Accrued Interest Payable .......................................         22,706         28,547              22,706
     Security Deposits Payable ......................................             -0-            -0-              9,000
     Escrow Funds ...................................................             -0-            -0-             30,000
  NET CASH USED IN OPERATING ACTIVITIES .............................        (61,620)            -0-             56,603

CASH FLOWS USED IN INVESTING ACTIVITIES
     Capital Expenditures ...........................................      2,554,151             -0-         (2,974,092)
  NET CASH FLOWS USED IN INVESTING
  ACTIVITIES ........................................................         (8,731)            -0-         (2,974,092)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
     Proceeds from Borrowings .......................................      2,554,151             -0-          2,554,151
     Proceeds from Issuance of Common Stock .........................         51,521             -0-             51,521
     Proceeds from Issuance of Preferred Stock ......................        428,828                            428,823

  NET CASH FLOWS PROVIDED BY FINANCING
  ACTIVITIES ........................................................      3,034,495             -0-          3,030,695

NET INCREASE IN CASH ................................................             -0-            -0-                 -0-

CASH AT BEGINNING OF PERIOD .........................................             -0-            -0-                 -0-

CASH AT END OF PERIOD ...............................................             -0-            -0-                 -0-

SUPPLEMENTAL DISCLOSURES:
Income Taxes, paid ..................................................             -0-            -0-                 -0-
Interest paid .......................................................             -0-            -0-                 -0-


See accompanying Notes to the Consolidated Financial Statements.

                           LAHAINA ACQUISITIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                      QUARTER ENDED DECEMBER 31, 1998 AND
                   THE PERIOD FROM APRIL 1989 (INCEPTION) TO
                               DECEMBER 31, 1998






                                               CLASS A                  COMMON STOCK
                                           PREFERRED STOCK              NO PAR VALUE                        DEFICIT
                                            NO PAR VALUE                                                  ACCUMULATED
                                                                                                            DURING
                                      SHARES        AMOUNT          SHARES        AMOUNT   ADDITIONAL         THE
                                                                                            PAID-IN       DEVELOPMENT
                                                                                            CAPITAL          STAGE         TOTAL

Balance at September 30, 1997              -0-    $      -0-       996,500      $ 7,793     $ 41,678        $  (7,193)   $  42,278
 as previously stated
Net loss for year ended                    -0-           -0-            -0-          -0-          -0-         (46,078)     (46,078)
September 30, 1998
Balances at September 30, 1998             -0-    $      -0-       996,500      $ 7,793     $ 41,678          (53,271)      (3,800)
Stock issues                        1,910,000       428,823      1,250,000          800        1,250               -0-     430,873
Net loss for quarter ended                                                                                    (53,378)     (53,378)
December 31, 1998
Balance at December 31, 1998        1,910,000     $ 428,823      2,246,500      $ 8,593     $ 42,928        $(110,449)     369,895
                                    =========     =========      =========      =======     ========      ===========    =========


See accompanying Notes to the Consolidated Financial Statements.

                   Notes to Consolidated Financial Statements
                    for the Quarter Ended December 31, 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Registrant's financial statements. The financial statements and notes are representations of the Registrant's management who are responsible for their integrity and objectivity. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. These accounting policies conform to generally accepted accounting principles and have been applied in the preparation of the financial statements.

REGISTRANT'S ACTIVITIES AND OPERATING CYCLE

Lahaina Acquisitions, Inc. (the Registrant) is engaged in real estate development and property management. The Registrant's fiscal year ends September
30. The subsidiary, Beachside Commons I, Inc. ("Beachside"), has a fiscal year end of December 31.

The Registrant's financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Lahaina Acquisitions, Inc. and its wholly owned subsidiary, Beachside. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Registrant considers all highly liquid investments with maturity of three months or less to be cash equivalents for the purpose of determining cash flows.

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Depreciation is provided by straight-line methods for financial reporting and accelerated methods for income tax purposes over estimated useful lives, which range from 5 to 39.5 years.

NOTE B - NOTE RECEIVABLE

     Note receivable represents an operating loan
          to a customer, secured by security
          interest and outstanding stock, due
          through December 31, 1999, bearing
          interest at a rate of prime plus three
          (3) percentage points (10.75% at
          December 31, 1998).                               $21,800


NOTE C - NOTES PAYABLE

The carrying amount of notes payable approximates fair value and is based on the current rates available to the Registrant for debt of the same remaining maturities with similar collateral requirements. Notes payable at December 31, 1998, consisted of the following:

     Note payable, stockholder, consists of a
          revolving line of credit, due on demand
          to a related party, with a maximum
          borrowing facility of $300,000.00,
          bearing interest at 10%, unsecured,
          revolving line of credit,
          due on demand.                                   $74,151


     Notes payable, others, consists of three
          notes, at an interest rate of 18%
          payable on demand, from
          individuals in the amounts of
          $80,000, $50,000, and $25,000.                                   $  155,000

NOTE D - LONG-TERM DEBT

Long-term debt at December 31, 1998, consisted of the following:

     Note payable to Pacific Coast Investment
          Company (secured by a first
          mortgage on the Beachside Commons
          property), at an interest rate of 15%
          payable in monthly installments
          of interest only. The entire principal
          is due and payable November 11, 2003.                            $1,550,000

     Note payable to GCA Strategies Investment
          Fund Limited(1), dated December 6,
          1998 (secured by a second mortgage
          on the Beachside Commons property), at an
          interest rate of 9%, maturing
          January 31, 2001 with interest payable
          quarterly in arrears on the last day of
          March, June, September and December
          of each year until the maturity date.
          (Note K - Significant Events)
          (Note M - Subsequent Events)                                     $  775,000

     Note payable to Global Capital Advisors, Ltd.(1)
          dated November 4, 1998, at an interest
          rate of 12% maturing on May 3, 1999.
          (Note M - Subsequent Events)                                     $2,325,000
                                                                           ==========


     (1) These notes include certain provisions, including issuance of warrants and conversion to common stock (see Form 8-K dated 12/28/98 for details). Such shares have been included in the computation of the fully diluted share amounts.


Maturities of long-term debt are as follows:

               Year Ending
               December 31                                              Amount
               -----------                                              ------
                   1999                                                    -0-
                   2000                                                    -0-
                   2001                                                750,000
                   2002                                                    -0-
                   2003                                              1,550,000

NOTE E - SHAREHOLDER'S EQUITY

The components of shareholder's equity are as follows:

     Preferred stock consists of 9.5% cumulative preferred stock of no par value with a liquidation value at $1.00 per share for each outstanding share of Series A Preferred Stock. There are 10,000,000 shares of Series A Preferred Stock authorized with 1,910,000 shares issued and outstanding at December 31, 1998. This stock may be converted into Common Stock of the Registrant at $1.00 per share, or 1,910,000 shares, at the option of the holder.

     Common stock is voting stock with no par value. There are 800,000,000 shares authorized with 2,246,500 shares issued and outstanding at December 31, 1998.

NOTE F - RELATED PARTY TRANSACTIONS

Included in current debt are loans to the Registrant from the majority shareholder, Mongoose Investments, LLC, (Mongoose) and parties related to Mongoose, in the following amounts:

  Mongoose                                         $74,151.00
  Other related parties                             70,000.00

Mongoose owns 2,000,000 of the 2,246,500 shares of the Registrant's Common Stock currently outstanding or approximately 89% of such shares. Mongoose has rights to own an additional 1,910,000 additional shares of Common Stock upon conversion of its Series A Preferred Stock.

NOTE G - INCOME TAXES

The Registrant has net operating loss carryforwards of approximately $107,000 which are available to offset future taxable income. The loss carryforwards expire $8,000 in 2016, $46,000 in 2017, and $53,000 in 2018. A valuation has been established in the full amount of the deferred tax benefit resulting from the net operating loss carryforwards for each of the periods ending December 31, 1998.

NOTE H - EARNINGS PER SHARE

Basic earnings per share was calculated using the 2,246,500 shares outstanding at December 31, 1998. Fully diluted shares would have been computed as follows:

  Shares outstanding at December 31, 1998                      2,246,500
  Shares assumes conversion of the outstanding 1,910,000
    shares Series A Convertible Preferred Stock                1,910,000
  Assumes conversion of the $750,000 Convertible Debenture       882,353
  Assumes conversion of the $25,000 Note                          28,571
  Assumes conversion of the Warrant attached to the
    Line of Credit                                               200,000
  Assumes exercise of the 60,000 Share Warrant                    60,000
  Assumes conversion of the Warrant attached to the
    Convertible Note                                              15,000
                                                               ---------
  Fully diluted shares                                         5,342,424
                                                               =========

NOTE I - LEGAL PROCEEDINGS

The Company is party from time to time to various legal proceedings. The Company currently has a claim arising out of the construction phase of the Beachside project in the total amount of $30,000. While it expects to prevail favorable in this proceeding it has placed sufficient funds in escrow to accommodate any liabilities in this matter. In the opinion of management, these proceedings are expected to have no material impact on the Company's financial position or results of operations.

NOTE J - RESERVE FOR DOUBTFUL ACCOUNTS

The Company has not taken any reserves for its accounts receivable or notes receivable at this time, though it may change this policy in the future based on its experiences with respect to collections.

NOTE K - SIGNIFICANT EVENTS

As a result of the Registrant's initial transaction on December 14, 1998 the Registrant has become a holding company with an operating subsidiary. This transaction had a significant impact on the Registrant and created a number of other changes in the Registrant. As a result of the change in control that occurred as a result of this transaction, the value of the acquired stock was recorded at the transfer's basis in a manner similar to a pooling of interest as described in APB-16, Interpretation #39, the transferor's basis was equal to its historical cost, or $2,912,094 as of December 7, 1998 Management believes the approximate fair market value to be $4,500,000. A summary of the transaction follows.

Acquisition Transaction

On December 14, 1998, the Registrant purchased all of the outstanding stock of Beachside from Mongoose. The purchase was deemed effective as of December 7, 1998. Beachside is the owner of a commercial real estate development located on Fernandina Beach, Florida in the resort area of Amelia Island, Northeast Florida.

The Registrant paid the following for the Beachside stock: 1,250,000 newly issued shares of Common Stock of the Registrant; 1,910,000 newly issued shares of Series A of Preferred Stock, of the Registrant which shares are convertible into 1,910,000 shares of Common Stock; and $667,500 in cash, which was a portion of the $750,000 borrowed in connection with this transaction by the Registrant under the Note, before amendment.

At the same time, Mongoose purchased 750,000 shares of Common Stock from Paxford Investments, Ltd., ("Paxford") an existing shareholder of the Registrant, for $300,000. The Stock Purchase Agreement, the Note and the related Securities

Purchase Agreement, Registration Rights Agreement, Stock Pledge Agreement and Warrant are attached as Exhibits or incorporated by reference to this Form 10-Q.


As a result of the above transactions, a change in the control of the Registrant has occurred in that Mongoose owns 2,000,000 shares of the 2,246,500 shares of Common Stock currently outstanding or approximately 89% of such shares. Mongoose could own an additional 1,910,000 shares of Common Stock upon conversion of its Series A Preferred Stock. It is currently estimated that the conversion of the Note and the exercise of a related will result in an additional 825,000 to 1,030,000 shares of Common Stock being issued. According to current estimates, the Note as amended will convert into 910,924 shares of Common Stock. The Warrant is exercisable for 60,000 shares of Common Stock. Thus, after conversion of all convertible securities, it is likely that the Registrant will remain in the control of Mongoose for the foreseeable future. The Managing Member of Mongoose is Richard P. Smyth.

The assets of Beachside consist of two buildings and unimproved real estate, leases to tenants in the buildings and minimal operating capital. The Beachside property is estimated to have a value of approximately $4,500,000. The property is subject to (1) a first mortgage securing a loan in the amount of $1,550,000 bearing interest at 15% per annum, principal and interest payable and due December 1, 2001, and (2) a second mortgage in favor of GCA securing repayment of the Note. Once the Note is converted to Common Stock the second mortgage will be released. The Registrant intends to continue operating the developed portion of the Beachside property and intends to initiate and complete the development of the currently undeveloped portion of the Beachside property when appropriate financing can be obtained.

Change in Board of Directors

In connection with the change in control of the Registrant, the previous Directors of the Registrant resigned, but, before resigning, elected Richard P. Smyth, Gerald F. Sullivan, Sidney E. Brown, and D. Nelson Lester as Directors of the Registrant. The Directors will be paid $500 per meeting held telephonically and $1,000 per meeting held in person. Further, each Director has been allowed to purchase $10,000 of the Company's Common Stock, restricted and priced as of the day of the initial transaction, at $.40 per share, the price paid by Mongoose for the Common Stock purchased from Paxford.

The Registrant is interviewing other persons for membership on the Board of Directors.

The Registrant indemnifies the past and present Directors to the maximum extent permitted by Colorado law.

Change in Financial and Business Position

As a result of the recent change in control, there has been a change in the financial position of the Registrant. Prior to December 14, 1998, the Registrant had virtually no assets and no operations. The Registrant now has assets, primarily in the form of the commercial real estate holdings of Beachside, and operates those holdings.

Bridge Funding

In order to raise the cash portion of the purchase price for the Beachside stock, the Registrant borrowed $750,000 from GCA. The costs associated with the transaction were the payment of an $82,500 consulting fee to affiliates of the Fund and the issuance of a Warrant to purchase 60,000 shares of Common Stock to LKB Financial, LLC in satisfaction of amounts owed to it for broker/finder services in connection with the transaction.

NOTE L - Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. This statement, which must be adopted by the Registrant by fiscal year ended September 30, 1999, establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by and distributions to owners. The Registrant believes it is in compliance and this did not have any material impact on the Registrant. Currently, no differences exist between the Company's net income or loss and comprehensive net income or loss.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"), effective for fiscal years beginning after December 15, 1997. This statement, which must be adopted by the Registrant by fiscal year ended September 30, 1999, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Registrant believes it is in compliance and this did not have any material impact on the Registrant.

In March 1998, the American Institute of Certified Public Accounts ("AICPA") issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed For or Obtained For Internal Use ("SOP" No. 98-1"). SOP No. 98-1 is effective for fiscal years beginning after December 15, 1998. SOP No. 98-1 will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal-use. The Registrant believes it is in compliance and this did not have any material impact on the Registrant.

NOTE M - SUBSEQUENT EVENTS

In January 1999, the Registrant reached an agreement with the holder of its $25,000 note to convert it to the same terms as the $750,000 convertible debenture with a maturity date of January 31, 2001. Therefore, the note was included in long-term debt. In order to provide additional interim funding for the Registrant in its development stage, the Registrant has entered into a lending agreement with GCA Strategic Investment Fund, Ltd. This line provides for funding of up to a maximum of $300,000 in accordance with certain terms and conditions. The Fund is entitled to receive certain compensation for this line including the issuance of up to 200,000 warrants, based on the amounts drawn on the line, with a strike price of $2.60 per share of common stock. These shares have been included in the fully diluted share computation. As of the date of this filing, the Registrant has utilized $150,000 of this line. A copy of this agreement in attached as an exhibit to this Form 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition of the Registrant should be read in conjunction with the Registrant's Consolidated Financial Statements and Notes thereto immediately preceding this section. This discussion contains forward-looking statements based on current expectations which involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including, but not limited to, the possibilities that the demand for the Registrant's services may decline as a result of possible changes in general and industry specific economic conditions and the effects of competitive services and pricing, required financing may not be available upon terms acceptable to the Registrant, in which case the Registrant will not grow as expected, and such other risks and uncertainties as are described in reports and other documents filed by the Registrant from time to time with the Securities and Exchange Commission.

OVERVIEW

     The Registrant was formed with the intent to actively seek, locate, evaluate, structure and complete mergers with or acquisitions of private companies, partnerships or sole proprietorships. The Registrant intends to implement a business strategy that will allow it to facilitate opportunistic acquisitions or investment in real estate, related operations and businesses with an emphasis on asset oriented opportunities, such as real estate equipment or other physical assets. The acquisition on December 14, 1998 of Beachside Commons I, Inc. ("Beachside"), whose main activity is real estate development and redevelopment and investment in businesses within resort market places, is consistent with that business strategy.

     Since inception, the Registrant generated no revenues until its acquisition of Beachside on December 14, 1998.

     Because the Registrant is in the development stage, the Registrant's model is significantly different from many existing real estate development companies. Since the Registrant was a holding company with limited assets until the December 14, 1998 acquisition of Beachside, the Registrant has only a limited operating history upon which an evaluation of the Registrant and its prospects can be based. This limited operating history makes the prediction of future operating results difficult if not impossible. The Registrant has incurred losses every quarter since inception and expects to continue to incur losses for the foreseeable future. The Registrant had an accumulated deficit as of September 30, 1998 of $53,271 and as of September 30, 1997 of $7,193. The Registrant had a loss for the three-month period ending December 31, 1998 of ($53,378) and a loss for the three-month period ending December 31, 1997 of ($4,211). At December 31, 1998, the accumulated deficit was $110,449. The Registrant's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as the market for resort development. There can be no assurance that the Registrant will successfully generate sufficient revenues to achieve profitability. Although the Registrant has experienced revenue growth in recent periods, historical growth rates are not sustainable and are not indicative of future operating results, and there can be no assurance that the Registrant will achieve or maintain profitability. See "Results of Operations."

RESULTS OF OPERATIONS

     The following table sets forth unaudited quarterly statement of operations data for the seven quarters ended December 31, 1998. This unaudited quarterly information has been derived from unaudited financial statements of the Registrant and, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods covered. The quarterly data should be read in conjunction with the Registrant's Consolidated Financial Statements and the Notes thereto. The operating results for any quarter are not necessarily indicative of the operating results for any future period.


                                          Statement of Operations for the Three Months Ending
                                                          (unaudited)
                          -----------------------------------------------------------------------------
                          Dec. 31,    Mar. 31,    June 30,   Dec. 31,   Mar. 31,   June 30,    Dec. 31,
                            1996        1997        1997       1997       1998      1998         1998
                          -----------------------------------------------------------------------------
Revenues................  $     0     $     0     $4,690    $     0   $     0      $     0      $16,555
Expenses:
Legal and Accounting
  Fees..................    1,260           0         45     28,297     7,450        3,594
Administrative
  Expense...............                                                                         36,739
Stock Transfers.........        0         448      1,921          0         0
Printing................        0           0        537        250         0
Operating Expense
Net Income (Loss).......   (1,260)       (448)    (2,187)   (28,547)   (7,450)      (3,594)     (30,672)
Total Expense...........                                                                         47,227

(1) Figures for the three months ending September 30, 1996, September 30, 1997 and September 30, 1998 are not presented. They correspond with the end of the fiscal year and were not required.

(2)    Figures for the period ending March 31, 1998 are for a six month period.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS AND SEASONALITY

     As a result of the Registrant's limited operating history in resort development and the emerging nature of the markets in which the Registrant competes, the Registrant is unable to accurately forecast its revenues. The Registrant's current and future expense levels are based predominantly on its operating plans and estimates of future revenues and, while relevant to management for planning purposes, should not be relied upon by potential investors. The Registrant may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an immediate material adverse effect on the Registrant's business, operating results and financial condition. Further, the Registrant currently intends to substantially increase its operating expenses to increase advertising, develop and offer new and expanded services, to fund increased sales and marketing and customer service operations and to develop its technology and systems. To the extent such expenses precede or are not subsequently followed by increased revenues, the Registrant's operating results will fluctuate and anticipated net losses in a given quarter may be greater than expected.

     The Registrant expects to experience significant fluctuations in its future quarterly operating results due to a variety of other factors, many of which are outside the Registrant's control. Factors that may adversely affect the Registrant's quarterly operating results include, but are not limited to (i) general economic conditions and economic conditions specific to the real estate industry, (ii) the level of use of resort facilities as well as seasonal fluctuation in vacationers' demands, (iii) the Registrant's ability to upgrade and develop its systems and infrastructure and to attract new personnel in a timely and effective manner, (iv) the amount and timing of operating costs and capital expenditures relating to expansion of the Registrant's business, operations and infrastructure, (v) governmental regulation, (vi) unforeseen events affecting the industry, and (vii) the timing associated with the start, completion and closing associated with the land development or construction activities of the Registrant.

     Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast, and the Registrant believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance. It is likely that the Registrant's future quarterly operating results from time to time will not meet the expectations of security analysts or investors. In such event, the price of the Registrant's Common Stock would likely be materially and adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

     As the result of a number of transactions aimed at funding the operations of the shell as a start-up registrant, the Registrant issued 5,342,424 fully diluted shares for a total of $1,200,000 in transactions occurring from August 1989 to January 19, 1999.

     The Registrant has recently begun operations. As a result of this change from a shell registrant into a holding registrant with operations it will have a need for significant financial resources as it adds operations and grows the current operations. At this time the Registrant is not currently generating profits from its operations. Further, the Registrant is currently consuming cash at a rate greater than it is generating cash, and is expected to continue in this manner for the foreseeable future.

     The Registrant believes that its current cash, and cash equivalents and its debt arrangements will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next several months. However, the Registrant's capital requirements depend on several factors, including the level of acquisition activity and other factors. The timing and amount of such capital requirements cannot accurately be predicted. If capital requirements vary materially from those currently planned, the Registrant may require additional financing sooner than anticipated. The Registrant has no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all. Any additional equity financing may be dilutive to the Registrant's shareholders and debt financing, if available, may involve restrictive covenants with respect to dividends, raising capital and other financial and operational matters which could restrict its operations or finances. If the Registrant is unable to obtain additional financing as needed, the Registrant may be required to reduce the scope of its operations or its intended expansion, which could have a material adverse effect on the Registrant's business, results of operations and financial condition.

RECENT DEVELOPMENTS

     In order to enhance the Registrant's ability to acquire, develop, renovate, manage and sell its properties and other businesses and operations, the Registrant has recently formed a subsidiary, Klein Real Estate Services, and has acquired a mortgage brokerage operation based in Gainesville, Georgia. Gerald Sullivan, the Vice Chairman of the Registrant, will run 1st Southern Mortgage, which the Registrant acquired from his son, Jerry Sullivan. The Registrant has entered into an agreement to acquire JP Concepts, Inc., a provider of resort related hospitality services. The Registrant has several other initiatives underway including the acquisition of other operations aimed at video/audio production and marketing and internet applications. These additional acquisitions are all contingent on the successful transfer of the associated licenses to the Registrant by the issuing governmental agencies.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Company is party from time to time to various legal proceedings. The Company currently has a claim arising out the construction phase of the Beachside project in the total amount of $30,000. While it expects to prevail favorably in this proceeding it has placed sufficient funds in escrow to accommodate any liabilities in this matter. In the opinion of management, these proceedings are not expected to have a material impact on the Company's financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

PREFERRED STOCK

     Pursuant to the Registrant's Amended and Restated Articles of Incorporation, the Board of Directors has the authority, without further action by the shareholders, to issue up to 10,000,000 shares of Preferred Stock in one or more series and to fix the designations, powers, preferences, privileges, and relative participating, optional or special rights and the qualifications, limitations or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of the Common Stock. The Board of Directors, without shareholder approval, can issue Preferred Stock with voting, conversion or other rights that could adversely affect the voting power and other rights of the holders of Common Stock. Preferred Stock could thus be issued quickly with terms calculated to delay or prevent a change in control of the Registrant or make removal of management more difficult. Additionally, the issuance of Preferred Stock may have the effect of decreasing the market price of the Common Stock, and may adversely affect the voting and other rights of the holders of Common Stock. 1,910,000 shares of Series A Preferred Stock are currently outstanding. Although the Registrant has no current plans to issue any additional shares of the Preferred Stock, such shares may be issued in connection with subsequent acquisitions or financings.

TERMS OF SERIES A PREFERRED STOCK

     In connection with its acquisition of Beachside, the Registrant authorized and issued shares of Series A Preferred Stock. These securities have preferential rights over the rights of outstanding Common Stock. The rights, preferences, and restrictions granted to and imposed on the Series A Preferred Stock are set forth below.

     DIVIDEND PROVISIONS

     Subject to the rights of any series of Preferred Stock that may from time to time come into existence, the holders of shares of Series A Preferred Stock are entitled to receive dividends out of any assets legally available therefor, prior and in preference to any declaration or payment of any dividend (payable other than in Common Stock or other securities and rights convertible into or entitling the holder thereof to receive, directly or indirectly, additional shares of Common Stock of the Registrant) on the Common Stock of this Corporation, at the rate of $0.095 per share, per annum (as adjusted for any stock splits, stock dividends, recapitalizations or the like), payable when, as, and if declared by the Board of Directors. Such dividends will be cumulative. The holders of the outstanding Series A Preferred Stock can waive any dividend preference that such holders shall be entitled to receive upon the affirmative vote or written consent of the holders of a majority of the Series A Preferred Stock.

     LIQUIDATION PREFERENCE

     In the event of any liquidation, dissolution or winding up of the Registrant, either voluntary or involuntary, subject to the rights of any series of Preferred Stock that may from time to time come into existence, the holders of Series A Preferred Stock are entitled to receive, prior and in preference to any distribution of any of the assets of the Registrant to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the sum of $1.00 for each outstanding share of Series A Preferred Stock (the "Series A Liquidation Price"), plus declared but unpaid dividends on such share (subject to adjust of such fixed dollar amounts for any stock splits, stock dividends, combinations, recapitalizations or the like). Upon completion of this distribution all of the remaining assets of the Registrant available for distribution to shareholders shall be distributed among the holders of Series A Preferred Stock and Common Stock pro rata based on the number of shares of Common Stock held by each holder (assuming full conversion of all shares of Series A Preferred Stock).

     Liquidation, dissolution or winding up of the Registrant shall be deemed to be occasioned by, or to include (unless the holders of a majority of the Series A Preferred Stock then outstanding shall determine otherwise), (i) the acquisition of the Registrant by another entity by means of any transaction or series of related transactions (including, without limitation, any reorganization, merger or consolidation) that results in the transfer of fifty percent or more of the outstanding voting power of the Registrant; or (ii) a sale of all or substantially all of the assets of the Registrant. In any of such events, if the consideration received by the Registrant is other than cash, its value will be deemed its fair market value determined as set forth in Amended and Restated Articles of Incorporation of the Registrant.

     REDEMPTION

     The Series A Preferred Stock is redeemable only at the election of the Board of Directors of the Registrant upon 20 days notice to the holders of Series A Preferred Stock at a price per share equal to the Series A Liquidation Price plus accrued (whether or not declared) but unpaid dividends on each such share.

  CONVERSION

     Each share of Series A Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share, and until 5:00 p.m. Eastern Time of the day fixed for its redemption (the "Conversion Rights"), at the office of the Registrant or any transfer agent for such stock, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing the Series A Liquidation Price by the Conversion Price applicable to such share in effect on the date the certificate is surrendered for conversion. The initial Conversion Price per share for shares of Series A Preferred Stock shall be $1.00, subject to adjustment as set forth in the Registrant's Amended and Restated Articles of Incorporation.

  AUTOMATIC CONVERSION

     Each share of Series A Preferred Stock shall automatically be converted into shares of Common Stock at the Conversion Price at the time in effect for such Series A Preferred Stock immediately upon the earlier of (i) the Registrant's sale of its Common Stock in a firm commitment underwritten public offering pursuant to a registration statement on Form S-1 or Form SB-2 under the Securities Act of 1933, as amended, the public offering price of which was not less than $10.00 per share (as adjusted for any stock splits, stock dividends, recapitalizations or the like) and $10,000,000 in the aggregate or (ii) the date specified by written consent or agreement of the holders of a majority of the then outstanding shares of Series A Preferred Stock.

  VOTING RIGHTS

     The holder of each share of Series A Preferred Stock shall have the right to one vote for each share of Common Stock into which such Series A Preferred Stock could then be converted, and with respect to such vote, except as set forth in the following paragraph, such holder (i) shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock,
(ii) shall be entitled to notice of any shareholders' meeting in accordance with the bylaws of the Registrant, and (iii) shall be entitled to vote, together with holders of Common Stock, with respect to any question upon which holders of Common Stock have the right to vote. Fractional votes shall not, however, be permitted and any fractional voting rights available on an as-converted basis shall be rounded to the nearest whole number (with one-half being rounded upward).

     The holders of shares of Series A Preferred Stock shall be entitled to elect one director of the Registrant at each annual election of Directors. The holders of Series A Preferred Stock and Common Stock (voting together as a single class and not as separate series, and on an as-converted basis) shall be entitled to elect any remaining Directors of the Registrant.

     Subject to the rights of any series of Preferred Stock that may from time to time come into existence, so long as any shares of Series A Preferred Stock are outstanding, the Corporation shall not, without first obtaining the approval (by vote or written consent, as provided by law) of the holders of a majority of the Series A Preferred Stock then outstanding voting together as a single class:

          (i) sell, convey, or otherwise dispose of all or substantially all of its property or business or merge into or consolidate with any other corporation (other than a wholly-owned subsidiary corporation) or effect any transaction or series of related transactions in which more than fifty percent of the voting power of the Registrant is disposed of;

          (ii) redeem purchase or otherwise acquire (or pay into or set aside for a sinking fund for such purpose) any share or shares of Preferred Stock or Common Stock; provided, however, that this restriction shall not apply to the repurchase of shares of Common Stock from employees, officers, Directors, consultants or other persons performing services for this Corporation or any subsidiary pursuant to agreements under which this Corporation has the option to repurchase such shares at cost or at cost upon the occurrence of certain events, such as the termination of employment;

          (iii) amend the Registrant's Articles of Incorporation or bylaws;

          (iv)  declare or pay any dividends on any shares of capital stock;

          (v) do any act or thing which would result in taxation of the holders of shares of the Series A Preferred Stock under Section 305 of the Internal Revenue Code of 1986, as amended (or any comparable provision of the Internal Revenue Code as hereafter from time to time amended); or

          (vi) authorize or issue, or obligate itself to issue, any other equity security, including any other security convertible into or exercisable for any equity security having a preference over, or being on a parity with, the Series A Preferred Stock with respect to dividends, liquidation or voting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS


Number        Description                                                                                               Page

     2.1      Stock Purchase Agreement dated December 3, 1998, by and between Lahaina Acquisitions, Inc. and
              Mongoose Investments, LLC (1)
     2.2      Common Stock Purchase Warrant in the amount of 60,000 shares to be issued by Lahaina Acquisitions,
              Inc. and purchased by LKB Financial, LLC, expiring on December 20, 2003 (1)
     3.1      Amended and Restated Articles of Incorporation (2)
     3.2      Bylaws of the Registrant (2)
     4.1      Securities Purchase Agreement dated December 7, 1998, by and between Lahaina Acquisitions, Inc. and
              GCA Strategic Investment Fund Limited (1)
     4.2      9% Convertible Note of Lahaina Acquisitions, Inc. payable to GCA Strategic Investment Fund Limited, in the principal amount of $750,000 (1)
     4.3      Letter Agreement dated January 19, 1999 by and between Lahaina Acquisitions, Inc. and GCA Strategic       E-1
              Investment Fund, Ltd. amending 9% Convertible Note
     4.4      Registration Rights Agreement dated December 7, 1998, by and between Lahaina Acquisitions, Inc. and
              GCA Strategic Investment Fund Limited (1)
     4.5      Letter Agreement dated January 19, 1999 by and between Lahaina Acquisitions, Inc. and GCA Strategic       E-2
              Investment Fund, Ltd. confirming conversion of $25,000 Beachside Commons Note
     4.6      Working Capital Line dated January 19, 1999, by and between Lahaina Acquisitions, Inc. and GCA            E-3
              Strategic Investment Fund, Ltd.
     4.7      Note Guaranty by Richard P. Smyth with respect to $300,000 of indebtedness of Lahaina Acquisitions,       E-5
              Inc.
     4.8      Line of Credit for up to $250,000 between Lahaina Acquisitions, Inc. and Mongoose Investments, LLC        E-7
     4.9      Form of Stock Certificate (2)
     4.10     18% Note of Mongoose Investments, LLC payable to Elaine Oppenheimer, in the principal amount of           E-9
              $85,000. This note was transferred to Lahaina Acquisitions, Inc. on December 7, 1998.
     4.11     18% Note of Mongoose Investments, LLC payable to Nancy Estroff Smyth, in the principal amount of          E-11
              $50,000. This note was transferred to Lahaina Acquisitions, Inc. on December 7, 1998.
     4.12     18% Note of Mongoose Investments, LLC payable to Nancy Estroff Smyth, in the principal amount of          E-13
              $20,000. This note was transferred to Lahaina Acquisitions, Inc. on December 7, 1998.
    10        Contract of Engagement dated January 19, 1999 by and between Lahaina Acquisitions, Inc. and LKB           E-15
              Financial LLC
    27        Financial Data Schedule (for SEC use only)                                                                E-19

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed December 28, 1998.

(2) Incorporated by reference to the Registration Statement on Form 10, filed December 29, 1995.


(B)      REPORTS ON FORM 8-K

         A report on Form 8-K was filed on December 28, 1998 reporting (i) a change in control of the Registrant, (ii) the acquisition of all of the stock of Beachside Commons I, Inc. from Mongoose Investments, LLC,
         (iii) a change in the location of company headquarters and (iv) the intention to file a Form S-1 Registration Statement.

         A report on Form 8-K was filed on February 10, 1999 reporting (i) a change in the Registrant's certifying accountant and (ii) that the company had formed, acquired or was in discussions to acquire a number of small businesses in order to complement its current operations and increase its overall size.

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LAHAINA ACQUISITIONS, INC.
                                    --------------------------
                                          (Registrant)

                                    By:  /s/ Richard P. Smyth
                                       -----------------------------------------
                                       Richard P. Smyth
                                       Chairman, Chief Executive Officer,
                                       and Treasurer



February 23, 1999