Form 10-Q
period 1999-03-31
LAHAINA ACQUISITIONS INC
filed 1999-05-24
CIK 855684

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                            Commission File Number
       March 31, 1999                                            #0-27480


                           LAHAINA ACQUISITIONS, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)


            COLORADO                                       84-1325695
 (State or Other Jurisdiction of               (IRS Employer Identification No.)
 Incorporation or Organization)


               102 South Tenth Street, Fernandina Beach, FL 32034
               --------------------------------------------------
          (Address, Including Zip Code, of Principal Executive Offices)


Registrant's Telephone Number, Including Area Code   (904) 277-4438

                                NOT APPLICABLE
                                --------------
        (Former Name, Former Address, and Former Fiscal Year If Changed
                               since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act or 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes  x      No
                                                      ---        ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practical date.


    Class of Common Stock                Outstanding at May 16, 1999
        no par value                          2,321,500 shares

                   LAHAINA ACQUISITIONS, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I       --  FINANCIAL INFORMATION                                                                PAGE

                 ITEM 1      Financial Statements

                             Consolidated Balance Sheets for March 31, 1999                              3
                             and for September 30, 1998

                             Consolidated Statements of Operations for the                               5
                             Three Months and Six Months Ended March 31, 1999
                             and 1998 and for the Period from Inception to
                             March 31, 1999

                             Consolidated Statements of Changes in Shareholders'                         6
                             Equity for Six Months End 31, 1999

                             Consolidated Statements of Cash Flows for                                   7
                             the Six Months Ended March 31, 1999 and 1998 and
                             for the Period from Inception to March 31, 1999

                             Notes to Consolidated Financial Statements for                              9
                             The Six Months Ended March 31, 1999

                 ITEM 2      Management's Discussion and Analysis of Financial                          15
                             Condition and Results of Operations

PART II      --  OTHER INFORMATION

                 ITEM 6      Exhibits and Reports on Form 8-K                                           17

SIGNATURES

                           LAHAINA ACQUISITIONS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                                                 (UNAUDITED)       (AUDITED)
                                                                 MARCH 31,         SEPTEMBER
                                                                 1999              30, 1998
                                                                 ----------------------------
ASSETS ..................................................          $                $
  Current Assets
     Cash ...............................................               50,604            28
     Accounts Receivable ................................               31,000           -0-
     Prepaid Expenses ...................................               12,781           -0-
     Escrow Funds .......................................               31,000           -0-
                                                                   -----------      --------
  Total Current Assets ..................................              125,385            28

  Fixed Assets
     Land ...............................................              400,000           -0-
     Building ...........................................            2,434,289           -0-
     Equipment ..........................................              150,279           -0-
     Accumulated Depreciation ...........................              (55,179)          -0-
                                                                   -----------      --------
  Total Fixed Assets ....................................            2,929,389           -0-

  Other Assets
      Discount on Note Payable ..........................               22,500           -0-
      Offering Costs & Reserve ..........................              139,251           -0-
      Notes Receivable ..................................              149,700           -0-
                                                                   -----------      --------
  Total Other Assets ....................................              311,451           -0-

TOTAL ASSETS ............................................          $ 3,366,225      $     28
                                                                   ===========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  Current Liabilities
     Accounts Payable ...................................              201,241         7,093
     Accrued Interest Payable ...........................               27,400           -0-
     Security Deposits Payable ..........................                9,000           -0-
     Notes Payable - Current ............................              300,000           -0-
                                                                   -----------      --------
  Total Current Liabilities .............................              537,641         7,093

Long-term Debt
  Note Payable - Mortgage ...............................            1,550,000           -0-
  Note Payable - Convertible Debenture ..................              775,000           -0-
  Note Payable - Others .................................              165,000           -0-
  Note Payable - Shareholder ............................              135,367           -0-
                                                                   -----------      --------
Total Long-term Debt ....................................            2,625,367           -0-
                                                                   -----------      --------

TOTAL LIABILITIES .......................................          $ 3,163,008      $  7,093
                                                                   ===========      ========

SHAREHOLDERS' EQUITY
  Preferred Series A Convertible Stock, 10,000,000 Shares
    Authorized, 1,910,000 Shares issued and
    outstanding .........................................              428,823           -0-
  Common Stock, No Par Value, 800,000,000 Shares
    Authorized, 2,321,500 Shares Issued and
    Outstanding..........................................               37,382         7,093


  Additional Paid-In Capital - Common Stock .............               53,903        52,653
  Deficit Accumulated During the Development Stage ......             (316,891)      (66,300)
                                                                   -----------      --------

TOTAL SHAREHOLDERS' EQUITY ..............................              203,217        (7,065)
                                                                   -----------      --------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY ................          $ 3,366,225      $     28
                                                                   ===========      ========

See accompanying Notes to the Consolidated Financial Statements.

                             LAHAINA ACQUISITIONS, INC.
                                  AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                       FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED           FROM INCEPTION
                                               MARCH 31,                              MARCH 31,                  (APRIL 1989) TO
                                      1999                 1998              1999                 1998           MARCH 31, 1999
                                   ---------------------------------------------------------------------------------------------
REVENUE: ..................        $    65,000           $     -0-        $    81,555           $     -0-           $    81,555
  EXPENSES:
  Administrative Expense: .             71,463                 -0-             81,951               7,450               152,666
  Operating Expense: ......             87,216               7,450            123,955                 -0-               119,684
                                   -----------           ---------        -----------           ---------           -----------
  Total Expense: ..........        $   158,679           $   7,450        $   205,906           $   7,450           $   272,350
  LOSS FROM OPERATIONS ....           (197,213)             (7,450)          (124,351)             (7,450)             (190,795)
  INTEREST INCOME/(EXPENSE)           (103,534)                -0-           (126,240)                -0-              (126,240)
                                   -----------           ---------        -----------           ---------           -----------
  NET INCOME/(LOSS) .......           (250,591)           (250,591)          (250,591)             (7,450)             (317,035)
  INCOME PER SHARE:
  Basic ...................              (0.08)              (0.01)             (0.11)              (0.01)                (0.14)
  Shares for basic ........          2,321,500             996,500          2,321,500             996,500             2,548,798
  Diluted .................              (0.08)              (0.01)             (0.11)              (0.01)                (0.14)
  Shares for diluted ......          5,298,798             996,500          5,298,798             996,500             5,298,798

See accompanying Notes to the Consolidated Financial Statements.

                           LAHAINA ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                           CLASS A                                                         DEFICIT
                                       PREFERRED STOCK              COMMON STOCK                         ACCUMULATED
                                         NO PAR VALUE               NO PAR VALUE          ADDITIONAL     DURING THE
                                                                                           PAID-IN       DEVELOPMENT
                                      SHARES      AMOUNT         SHARES       AMOUNT       CAPITAL          STAGE           TOTAL
                                    ----------------------------------------------------------------------------------------------
Balance at September 30, 1995...    $      -0-   $      -0-    $  996,500     $    600      $    -0-       $     -0-      $    600
Net Loss for Year Ended
  September 30, 1996 ...........           -0-          -0-           -0-          -0-           -0-          (2,982)       (2,982)
                                    ----------   ----------    ----------     --------      --------       ---------      --------
Balance at September 30, 1996...           -0-          -0-       996,500          600           -0-          (2,982)       (2,382)
Capital Contribution............           -0-          -0-           -0-        5,982           -0-             -0-         5,982
Net Loss for Year Ended
  September 30, 1997 ...........           -0-          -0-       996,500        6,582           -0-         (20,821)      (14,239)
                                    ----------   ----------    ----------     --------      --------       ---------      --------
Balance at September 30, 1997...           -0-   $      -0-       996,500     $  6,582           -0-         (20,821)      (14,239)
Capital Contribution............           -0-          -0-           -0-          -0-        52,653         (66,300)       (7,065)
Net Loss for Year Ended
  September 30, 1998 ...........           -0-          -0-           -0-          -0-           -0-         (45,479)      (45,479)
                                    ----------   ----------    ----------     --------      --------       ---------      --------
Balance at September 30, 1998...           -0-          -0-       996,500     $  6,582      $ 52,653         (66,300)       (7,065)
Issues/Subscriptions Stock .....     1,910,000      428,823     1,325,000       30,800         1,250             -0-       460,873
Net loss for Six Months Ended                                                                                (53,378)      (53,378)
  March 31, 1999 ...............           -0-          -0-           -0-          -0-           -0-        (250,591)     (250,591)
                                    ----------   ----------    ----------     --------      --------       ---------      --------
Balance at March 31, 1999 ......     1,910,000   $  275,975     2,321,500     $ 37,382      $ 53,903       $(316,891)      203,217

See accompanying Notes to the Consolidated Financial Statements.

                           LAHAINA ACQUISITIONS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             APRIL 1989
                                                                       FOR THE SIX MONTHS ENDED            (INCEPTION) TO
                                                                               MARCH 31,                   MARCH 31, 1999

                                                                      1999                 1998
                                                                  ------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss) ......................................          $  (246,464)          $   (28,547)         $  (316,891)
Adjustments to Reconcile Net Income to Net Cash Provided
 by Operating Activities
   Depreciation ........................................               55,179                   -0-               55,179
   (Increase) Decrease in:
      Accounts Receivable ..............................              (11,000)                  -0-              (31,000)
      Prepaid Expenses .................................              (12,781)                  -0-              (12,781)
      Offering Costs ...................................              (43,065)                  -0-              (43,065)
      Notes Receivable .................................             (149,700)                  -0-             (149,700)
      Escrow Funds .....................................              (31,000)                  -0-                  -0-
      Offering Costs -- Reserve ........................             (139,251)                  -0-             (139,251)
   Increase (Decrease) in:
      Accounts Payable .................................              194,148                   -0-              201,241
      Accrued Interest Payable .........................               27,400                28,547               27,400
      Security Deposits Payable ........................                9,000                   -0-                9,000
      Notes Payable - Current ..........................              300,000                   -0-              300,000
                                                                  -----------           -----------          -----------
NET CASH USED IN OPERATING ACTIVITIES ..................              (51,096)                  -0-             (110,303)

CASH FLOWS USED IN INVESTING ACTIVITIES
      Capital Expenditures .............................           (2,984,568)                  -0-           (2,984,568)

   NET CASH FLOWS USED IN INVESTING
   ACTIVITIES ..........................................           (2,984,568)                  -0-           (2,984,568)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
      Proceeds from Borrowing ..........................            2,625,367                   -0-            2,625,367
      Proceeds from Issuance of Preferred Stock ........              428,823                   -0-              428,823
      Proceeds from Issuance of Common Stock ...........               32,050                   -0-               91,285

   NET CASH FLOWS PROVIDED BY FINANCING ................
   ACTIVITIES ..........................................            3,086,240                   -0-            3,145,475
                                                                  -----------           -----------          -----------

NET INCREASE IN CASH ...................................               50,576                   -0-               50,604

CASH AT BEGINNING OF PERIOD ............................                   28                   -0-                  -0-
                                                                  -----------           -----------          -----------

 CASH AT END OF PERIOD .................................               50,604                   -0-               50,604
                                                                  ===========           ===========          ===========

 SUPPLEMENTAL DISCLOSURES:
 Income Taxes, Paid ...................................                   -0-                   -0-                  -0-
 Interest Paid .........................................               99,128                   -0-               99,128
 Noncash Investing and Financing Transactions
   Common Stock Subscription ...........................               20,000                   -0-               20,000


See accompanying Notes to the Consolidated Financial Statements.

                   Notes to Consolidated Financial Statements
                         of Lahaina Acquisitions, Inc.
                         (a Development Stage Company)
                     for the Six Months Ended March 31, 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Registrant's financial statements. The financial statements and notes are representations of the Registrant's management, who are responsible for their integrity and objectivity. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. All adjustments have been made that, in the opinion of management, are necessary for a fair statement of the results of the interim period. Other than the acquisition of Beachside Commons I, Inc. ("Beachside") described in Note O, all adjustments made have been of a normal and recurring nature. These accounting policies conform to generally accepted accounting principles and have been applied in the preparation of the financial statements.

REGISTRANT'S ACTIVITIES AND OPERATING CYCLE

Lahaina Acquisitions, Inc. (the "Registrant") is engaged in real estate development and property management. The Registrant's fiscal year ends September
30. The subsidiary, Beachside Commons I, Inc. ("Beachside"), has a fiscal year end of December 31.

The Registrant's financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business.

DEVELOPMENT STAGE COMPANY

At March 31, 1999, the Registrant is considered to be in the development stage as defined under the guidelines of Statement of Financial Accounting Standards No. 7 (SFAS). Under SFAS No. 7, an entity is considered to be in the development stage when substantially all of its efforts consist of establishing a new business and, in addition, planned principal operations are underway but have not yet generated any significant revenue.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Registrant and its wholly owned subsidiary, Beachside. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable includes stock subscriptions receivable of $20,000 for 50,000 shares (total) of common stock per agreements with two directors. Subsequently, the full amount has been received and the stock issues have been delivered.

NOTE C - NOTES RECEIVABLE

  Notes receivable consists of two loans:

     An operating loan to a customer, secured by security interest in outstanding stock, due through December 31, 1999, bearing interest at a
     rate of prime plus three (3) percentage points (10.75% at March 31, 1999).      $89,700

     An operating loan to 1st Southern Mortgage, secured by security interest in outstanding stock, due through December 31, 1999, bearing interest
     at 10% per annum.                                                               $   60,000

NOTE D - OFFERING COSTS - RESERVE

Offering costs reserve consists of costs incurred in preparation of the S-1 Registration Statement filing in the amount of $139,251. Upon completion of the S-1 Registration Statement, these costs will be charged against the equity accounts. If the S-1 Registration Statement is abandoned, these costs will be expensed as administrative costs.

NOTE E - NOTES PAYABLE

The carrying amount of notes payable approximates fair value and is based on the current rates available to the Registrant for debt of the same remaining maturities with similar collateral requirements. Notes payable at March 31, 1999, consisted of the following:

NOTE F - NOTES PAYABLE - CURRENT


Working capital loan from GCA Strategic Investment Fund, Ltd., dated January 19,
     1999, with notes to be funded to $300,000. The purchase price of the note is $850 per $1,000 par value amount purchased. The Registrant used $180,000 of the credit line on January 19, 1999, which is due and payable April 22,
     1999. The Registrant used $60,000 of option notes on March 10, 1999, and
     $60,000 on March 31, 1999, with terms of 90 days from the date the option
     notes were funded.                                                              $  300,000
                                                                                     ----------

NOTE G - LONG-TERM DEBT

Long-term debt at March 31, 1999, consisted of the following:

  Note payable, stockholder, consists of a revolving line of credit, due on demand to a related party, with a maximum borrowing facility of $300,000, bearing interest at 10%, unsecured, revolving line of credit, due on
     demand.                                                                         $  135,367

  Notes payable, others, consists of three notes, at an interest rate of 18%
     payable on demand, from individuals in the amounts of
     $95,000(2), $50,000, and $20,000.                                               $  165,000
                                                                                     ----------
  Note payable to Pacific Coast Investment Company (secured by a first mortgage on the Beachside Commons property), at an interest rate of 15% payable in monthly installments of interest only. The entire principal is due and
     payable November 11, 2003.                                                      $1,550,000

  Note payable to GCA Strategic Investment Fund, Ltd.(1), dated December 4, 1998
     (secured by a second mortgage on the Beachside Commons property), and a $25,000 note payable to GCA Strategic Investment Fund, Ltd. dated
     November 4, 1998, both at an interest rate of 9%, maturing January 31, 2001 with interest payable quarterly in arrears on the last day of March, June, September and December of each year until the maturity date.

     (Note O - Significant Events)                                                   $  775,000
     (Note Q - Subsequent Events)                                                    ----------
                                                                                     $2,625,367
                                                                                     ==========


  (1) These notes include certain provisions, including issuance of warrants and conversion to common stock (see Form 8-K dated 12/28/98 for details). Such shares have been included in the computation of the fully diluted share amounts.

  (2) The amount reported is $10,000 greater than the amount reported for the same note in the Quarterly Statement on Form 10-Q, filed February 24, 1999. Due to a clerical error, the note was issued in the amount of $85,000 as opposed to the agreed upon $95,000.

Maturities of long-term debt are as follows:

                    Year Ending
                     March 31                                                Amount
                    -----------                                              ------
                       1999                                                    -0-
                       2000                                                    -0-
                       2001                                                  775,000
                       2002                                                    -0-
                       2003                                                 1,550,000

NOTE H - SHAREHOLDERS' EQUITY

The components of shareholders' equity are as follows:

  Preferred stock consists of 9.5% cumulative preferred stock of no par value with a liquidation value at $1.00 per share for each outstanding share of Series A Preferred Stock. There are 10,000,000 shares of Series A Preferred Stock authorized with 1,910,000 shares issued and outstanding at March 31, 1999. This stock may be converted into Common Stock of the Registrant at $1.00 per share, or 1,910,000 shares, at the option of the holder.

  Common stock is voting stock with no par value. There are 800,000,000 shares authorized with 2,321,500 shares issued and outstanding at March 31, 1999. There are an additional 50,000 shares subscribed.

NOTE I - RELATED PARTY TRANSACTIONS

Included in current debt are loans to the Registrant from the majority shareholder, Mongoose Investments, LLC, (Mongoose), 1st Southern Mortgage, the Vice Chairman of which is a director of the Registrant and parties related to Mongoose, in the following amounts:


  Mongoose                                                  $136,337
  1st Southern Mortgage                                       60,000
  Other related parties                                       70,000

Mongoose owns 1,775,000 of the 2,321,500 shares of the Registrant's Common Stock currently outstanding or approximately 76% of such shares. Mongoose has rights to own an additional 1,910,000 additional shares of Common Stock upon conversion of its Series A Preferred Stock.

NOTE J - INCOME TAXES

The Registrant has net operating loss carry-forwards of approximately $316,000 which are available to offset future taxable income. The loss carry-forwards expire $8,000 in 2016, $46,000 in 2017, $53,000 in 2018 and $209,000 in 2019. A
valuation has been established in the full amount of the deferred tax benefit resulting from the net operating loss carry-forwards for each of the periods ending March 31, 1999.

NOTE K - EARNINGS PER SHARE

Basic earnings per share was calculated using the 2,321,500 shares outstanding at March 31, 1999. Fully diluted shares would have been computed as follows:

         Shares outstanding at March 31, 1999                                   2,321,500
         Assumes conversion of the outstanding                                  1,910,000
           shares Series A Convertible Preferred Stock
         Assumes conversion of the $775,000 Convertible Debenture                 910,924
         Assumes exercise of the Warrant attached to the                           84,124
           Line of Credit
         Assumes exercise of the December 4, 1998 Warrant                          65,306
         Assumes exercise of the Warrant attached to the
           Convertible Debenture                                                    6,944
         Assumes exercise of the Right                                             25,000
                                                                                ---------
         Fully diluted shares                                                   5,298,798
                                                                                =========

NOTE L - INCOME - INTERIM BASIS

Income on an interim basis for the six months ended March 31, 1998 and the three months ended December 31, 1997 are the same. Accrued expenses for the quarter ended December 31 were subsequently eliminated.

NOTE M - LEGAL PROCEEDINGS

The Registrant is party from time to time to various legal proceedings. The Registrant currently has a claim arising out of the construction phase of the Beachside project in the total amount of $30,000. While it expects to prevail favorably in this proceeding, it has placed sufficient funds in escrow to accommodate any liabilities in this matter. In the opinion of management, these proceedings are expected to have no material impact on the Registrant's financial position or results of operations.

NOTE N - RESERVE FOR DOUBTFUL ACCOUNTS

The Registrant has not taken any reserves for its accounts receivable or notes receivable at this time, though it may change this policy in the future based on its experiences with respect to collections.

NOTE O - SIGNIFICANT EVENTS

As a result of the Registrant's initial transaction on December 14, 1998 the Registrant has become a holding company with an operating subsidiary. This transaction had a significant impact on the Registrant and created a number of other changes in the Registrant. As a result of the change in control that occurred as a result of this transaction, the value of the acquired stock was recorded at the transferor's basis in a manner similar to a pooling of interest as described in APB-16, Interpretation #39. The transferor's basis of the acquired stock was based on its net historical cost, or approximately $1,200,000 as of December 7, 1998. Management believes the fair market value of the underlying asset, net of debt, would be approximately $2,800,000. A summary of the transaction follows.

Acquisition Transaction

On December 14, 1998, the Registrant purchased all of the outstanding stock of Beachside from Mongoose. The purchase was deemed effective as of December 7, 1998. Beachside is the owner of a commercial real estate development located on Fernandina Beach, Florida in the resort area of Amelia Island, Northeast Florida.

The Registrant paid the following for the Beachside stock: 1,250,000 newly issued shares of Common Stock of the Registrant; 1,910,000 newly issued shares of Series A of Preferred Stock, of the Registrant which shares are convertible into 1,910,000 shares of Common Stock; and $667,500 in cash, which was a portion of the $750,000 borrowed in connection with this transaction by the Registrant under the Original Note, before amendment.

At the same time, Mongoose purchased 750,000 shares of Common Stock from Paxford Investments, Ltd., ("Paxford") an existing shareholder of the Registrant, for $300,000. The Stock Purchase Agreement, the Original Note and the related Securities Purchase Agreement, Registration Rights Agreement, Stock Pledge Agreement and Warrant are attached as Exhibits or incorporated by reference to this Form 10-Q.

As a result of the above transactions, a change in the control of the Registrant has occurred in that Mongoose owns 1,775,000 shares of the 2,321,500 shares of Common Stock currently outstanding or approximately 76% of such shares. Mongoose could own an additional 1,910,000 shares of Common Stock upon conversion of its Series A Preferred Stock. It is currently estimated that the conversion of the convertible debenture and the exercise of the warrants will result in an additional 1,200,000 to 2,100,000 shares of Common Stock being issued. According to current estimates, the convertible debenture as amended will convert into 910,924 shares of Common Stock. The warrant attached to the line of credit is exercisable for 84,124 shares of Common Stock, the warrant issued December 4, 1998 is exercisable for 65,306 shares of Common Stock, the warrant attached to the convertible debenture is exercisable for 6,944 shares of Common Stock and the Right is exercisable for 25,000 shares of Common Stock. Thus, after conversion of all convertible securities, it is likely that the Registrant will remain in the control of Mongoose for the foreseeable future. The Managing Member of Mongoose is Richard P. Smyth.

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

The Registrant has received additional operating loans from GCA Strategic Investment Fund, Ltd. in the form of three ninety-day convertible notes that total $300,000. The notes include up-front charges totaling $48,000. The charges expensed during the six months ended March 31, 1999 totaled $25,500. The remaining discount on these notes of $22,500 will be expensed in the subsequent period.

NOTE P - Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. This statement, which must be adopted by the Registrant by fiscal year ended September 30, 1999, establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by and distributions to owners. The Registrant believes it is in compliance and this did not have any material impact on the Registrant. Currently, no differences exist between the Registrant's net income or loss and comprehensive net income or loss.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"), effective for fiscal years beginning after December 15, 1997. This statement, which must be adopted by the Registrant by fiscal year ended September 30, 1999, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Registrant believes it is in compliance and this did not have any material impact on the Registrant

In March 1998, the American Institute of Certified Public Accounts ("AICPA") issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed For or Obtained For Internal Use ("SOP" No. 98-1"). SOP No. 98-1 is effective for fiscal years beginning after December 15, 1998. SOP No. 98-1 will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal-use. The Registrant believes it is in compliance and this did not have any material impact on the Registrant.

NOTE Q - SUBSEQUENT EVENTS

As of March 31, 1999, the Registrant had agreements for the acquisition of three companies: Klein Real Estate Services ("KRES"), JP Concepts, Inc. ("JP Concepts") and 1st Southern Mortgage ("1st Southern"). All transactions are subject to the transfer of certain licenses.

The common stock subscribed has been issued. Subsequently, there are 2,321,500 shares outstanding with a carrying value of $58,593.

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

OVERVIEW

     The Registrant was formed with the intent to actively seek, locate, evaluate, structure and complete mergers with or acquisitions of private companies, partnerships or sole proprietorships. The Registrant intends to implement a business strategy that will allow it to facilitate opportunistic acquisitions or investment in real estate, related operations and businesses with an emphasis on asset oriented opportunities, such as real estate, equipment or other physical assets. The acquisition on December 14, 1998 of Beachside, whose main activity is real estate development and redevelopment and investment in businesses within resort market places, is consistent with that business strategy.

     Since inception, the Registrant generated no revenues until its acquisition of Beachside on December 14, 1998.

     Because the Registrant is in the development stage, the Registrant's model is significantly different from many existing real estate development companies. Since the Registrant was a holding company with limited assets until the December 14, 1998 acquisition of Beachside, the Registrant has only a limited operating history upon which an evaluation of the Registrant and its prospects can be based. This limited operating history makes the prediction of future operating results difficult if not impossible. The Registrant has incurred losses every quarter since inception and expects to continue to incur losses for the foreseeable future. The Registrant had an accumulated deficit as of September 30, 1998 of $53,271 and as of September 30, 1997 of $7,193. The Registrant had a loss for the six-month period ending March 31, 1999 of $250,591 and a loss for the six-month period ending March 31, 1998 of $7,450. At March 31, 1999, the accumulated deficit was $316,891. The Registrant's business must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as the market for resort development. There can be no assurance that the Registrant will successfully generate sufficient revenues to achieve profitability. Although the Registrant has experienced revenue growth in recent periods, historical growth rates are not sustainable and are not indicative of future operating results, and there can be no assurance that the Registrant will achieve or maintain profitability. See "Results of Operations."

As of March 31, 1999, the Registrant had agreements in place for the acquisition of three operations: KRES, a small real estate sales business, JP Concepts, a restaurant operations business, and 1st Southern, a mortgage brokerage operation. All are small transactions with minimal consideration given by the Registrant. All transactions are subject to the transfer of certain licenses and all are expected to be completed during the quarter ended June 30, 1999.

The Registrant continues to seek other acquisition candidates which would allow it to increase its size and financial strength. It is currently evaluating a number of potential transactions but has no agreements in place at this date other than those incloving KRES, JP and 1st Southern.

RESULTS OF OPERATIONS

     The following table sets forth unaudited quarterly statement of operations data for the eight quarters ended March 31, 1999. This unaudited quarterly information has been derived from unaudited financial statements of the Registrant and, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods covered. The quarterly data should be read in conjunction with the Registrant's Consolidated Financial Statements and the Notes thereto. The operating results for any quarter are not necessarily indicative of the operating results for any future period.


                                                 Statement of Operations for the Three Months Ending
                                                                    (unaudited)
                          ------------------------------------------------------------------------------------------------
                          Dec. 31,      Mar. 31,  June 30,     Dec. 31,      Mar. 31,    June 30,    Dec. 31,     Mar. 31,
                            1996          1997      1997         1997         1998         1998        1998         1999
                          ------------------------------------------------------------------------------------------------
Revenues ...........      $   -0-        $ -0-    $ 4,690      $    -0-      $   -0-      $   -0-    $ 16,555     $ 81,555
Expenses:
Legal and Accounting
  Fees .............        1,260          -0-         45        28,297        7,450        3,594         -0-          -0-
Administrative
  Expense ..........          -0-          -0-        -0-           -0-          -0-          -0-      36,739       81,951
Stock Transfers ....          -0-          448      1,921           -0-          -0-          -0-         -0-          -0-
Printing ...........          -0-          -0-        537           250          -0-          -0-         -0-          -0-
Net Income (Loss) ..       (1,260)        (448)    (2,187)      (28,547)      (7,450)      (3,594)    (30,672)    (119,684)

(1) Figures for the three months ending September 30, 1996, September 30, 1997 and September 30, 1998 are not presented. They correspond with the end of the fiscal year and were not required.

(2)      Figures for the periods ending March 31 are for a six month period.


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

LIQUIDITY AND CAPITAL RESOURCES

As the result of a number of transactions aimed at funding the operations of the shell as a start-up company, the Registrant issued 5,298,798 fully diluted shares for a total of $1,200,000 in transactions occurring from August 1989 to March 31, 1999.

The Registrant has recently begun operations. As a result of this change from a shell company into a holding company with operations it will have a need for significant financial resources as it adds operations and grows the current operations. At this time the Registrant is not currently generating profits from its operations. Further, the Registrant is currently consuming cash at a rate greater than it is generating cash, and is expected to continue in this manner for the foreseeable future.

The Registrant believes that its current cash, cash equivalents and its debt arrangements will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next several months. However, the Registrant's capital requirements depend on several factors, including the level of acquisition activity and other factors. The timing and amount of such capital requirements cannot accurately be predicted. If capital requirements vary materially from those currently planned, the Registrant may require additional financing sooner than anticipated. The Registrant has no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all. Any additional equity financing may be dilutive to the Registrant's shareholders and debt financing, if available, may involve restrictive covenants with respect to dividends, raising capital and other financial and operational matters which could restrict its operations or finances. If the Registrant is unable to obtain additional financing as needed, the Registrant may be required to reduce the scope of its operations or its intended expansion, which could have a material adverse effect on the Registrant's business, results of operations and financial condition.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Registrant currently has a claim arising out of the construction phase of the Beachside project in the total amount of $30,000, as reported in the Registrant's Quarterly Statement on Form 10-Q, filed February 24, 1999. There have been no material developments since the previous report.

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

2.3             Common Stock Purchase Warrant in the amount of 100,000 shares to be issued by Lahaina
                Acquisitions, Inc. and purchased by GCA Strategic Investment Fund, Ltd., expiring on January
                19, 2004

2.4             Common Stock Purchase Warrant in the amount of 15,000 shares to be issued by Lahaina
                Acquisitions, Inc. and purchased by LKB Financial, LLC, expiring on January 19, 2004

3.1             Articles of Incorporation (2)

3.2             Amendment to Certificate of Incorporation

3.3             Bylaws of the Registrant (2)

4.1             Securities Purchase Agreement dated December 7, 1998, by and between Lahaina Acquisitions,
                Inc. and GCA Strategic Investment Fund, Ltd. (1)

4.2             9% Convertible Note of Lahaina Acquisitions, Inc. payable to GCA Strategic Investment Fund,
                Ltd., in the principal amount of $750,000 (1)

4.3             Letter Agreement dated January 19, 1999 by and between Lahaina Acquisitions, Inc. and GCA
                Strategic Investment Fund, Ltd. amending 9% Convertible Note (3)

4.4             Registration Rights Agreement dated December 7, 1998, by and between Lahaina Acquisitions,
                Inc. and GCA Strategic Investment Fund, Ltd. (1)

4.5             Letter Agreement dated January 19, 1999 by and between Lahaina Acquisitions, Inc. and GCA
                Strategic Investment Fund, Ltd. confirming conversion of $25,000 Beachside Commons Note (3)

4.6             Working Capital Line dated January 1, 1999, by and between Lahaina Acquisitions, Inc. and
                GCA Strategic Investment, Ltd. (3)

4.7             Note Guaranty by Richard P. Smyth with respect to $300,000 of indebtedness of Lahaina
                Acquisitions, Inc. (3)

4.8             Line of Credit for up to $250,000 between Lahaina Acquisitions, Inc. and Mongoose
                Investments, LLC (3)

4.9             Form of Stock Certificate (2)

4.10            18% Note of Mongoose Investments, LLC payable to Elaine Oppenheimer, in the principal amount of $85,000. This note was transferred to Lahaina Acquisitions, Inc. on December 7,
                1998 (3)

4.11            18% Note of Mongoose Investments, LLC payable to Nancy Estroff Smyth, in the principal amount of $50,000.  This note was transferred to Lahaina Acquisitions, Inc. on December 7,
                1998 (3)

4.12            18% Note of Mongoose Investments, LLC payable to Nancy Estroff Smyth, in the principal amount of $20,000.  This note was transferred to Lahaina Acquisitions, Inc. on December 7,
                1998 (3)

10              Contract of Engagement dated January 19, 1999 by and between Lahaina Acquisitions, Inc. and
                LKB Financial LLC (3)

Number          Description                                                                                    Page
27              Financial Data Schedule (for SEC use only)

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed December 28, 1998.

(2) Incorporated by reference to the Registration Statement on Form 10, filed December 29, 1995.

(3) Incorporated by reference to the Quarterly Statement on Form 10-Q, filed February 24, 1999.

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

                                   LAHAINA ACQUISITIONS, INC.

                                         (Registrant)

                                   By: /s/ Richard P. Smyth
                                       ----------------------------------
                                       Richard P. Smyth
                                       Chairman, Chief Executive Officer,
                                       and Treasurer

May 17, 1999