Form 10-Q
period 1999-06-30
LAHAINA ACQUISITIONS INC
filed 1999-08-23
CIK 855684

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                            Commission File Number
       June 30, 1999                                            #0-27480


                           LAHAINA ACQUISITIONS, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)


            COLORADO                                       84-1325695
 (State or Other Jurisdiction of               (IRS Employer Identification No.)
 Incorporation or Organization)


                2900 Atlantic Avenue, Fernandina Beach, FL 32034
                ------------------------------------------------
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


    Class of Common Stock                Outstanding at August 18, 1999
        no par value                  2,906,343 shares issued & outstanding
                                         4,756,500 shares fully diluted

                   LAHAINA ACQUISITIONS, INC. AND SUBSIDIARY
                               INDEX TO FORM 10-Q


PART I       --  FINANCIAL INFORMATION                                                                PAGE

                 ITEM 1      Financial Statements

                             Consolidated Balance Sheets for June 30, 1999                               3
                             and for September 30, 1998

                             Consolidated Statements of Operations for the                               5
                             Three Months and Nine Months Ended June 30, 1999
                             and 1998 and for the Period from Inception to
                             June 30, 1999

                             Consolidated Statements of Changes in Shareholders'                         6
                             Equity for Nine Months Ended June 30, 1999

                             Consolidated Statements of Cash Flows for                                   7
                             the Nine Months Ended June 30, 1999 and 1998 and
                             for the Period from Inception to June 30, 1999

                             Notes to Consolidated Financial Statements for                              9
                             The Nine Months Ended June 30, 1999

                 ITEM 2      Management's Discussion and Analysis of Financial                          15
                             Condition and Results of Operations

PART II      --  OTHER INFORMATION

                 ITEM 6      Exhibits and Reports on Form 8-K                                           17

SIGNATURES

                           LAHAINA ACQUISITIONS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                                                 (UNAUDITED)      (AUDITED)
                                                                 June 30,         SEPTEMBER
                                                                 1999              30, 1998
                                                                 ----------------------------
ASSETS ..................................................          $                $
  Current Assets
     Cash ...............................................               60,261            28
     Accounts Receivable ................................               10,000           -0-
     Escrow Funds .......................................               31,000           -0-
                                                                   -----------      --------
  Total Current Assets ..................................              101,261            28

  Fixed Assets
     Land ...............................................              400,000           -0-
     Building ...........................................            2,434,289           -0-
     Equipment ..........................................              150,279           -0-
     Accumulated Depreciation ...........................              (82,769)          -0-
                                                                   -----------      --------
  Total Fixed Assets ....................................            2,901,799           -0-

  Other Assets
      Offering Costs & Reserve ..........................              139,251           -0-
      Notes Receivable ..................................               62,000           -0-
                                                                   -----------      --------
  Total Other Assets ....................................              201,251           -0-

TOTAL ASSETS ............................................          $ 3,204,311      $     28
                                                                   ===========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  Current Liabilities
     Accounts Payable ...................................              540,294         7,093
     Security Deposits Payable ..........................                9,000           -0-
                                                                   -----------      --------
  Total Current Liabilities .............................              549,294         7,093

Long-term Debt
  Note Payable - Mortgage ...............................            1,550,000           -0-
  Note Payable - Convertible Debenture ..................              775,000           -0-
                                                                   -----------      --------
Total Long-term Debt ....................................            2,325,000           -0-
                                                                   -----------      --------

TOTAL LIABILITIES .......................................          $ 2,874,294      $  7,093
                                                                   ===========      ========

SHAREHOLDERS' EQUITY
  Preferred Series A Convertible Stock, 10,000,000 Shares
    Authorized, 1,910,000 Shares issued and
    outstanding .........................................              428,823           -0-
  Common Stock, No Par Value, 800,000,000 Shares
    Authorized, 2,433,833 Shares Issued and
    Outstanding..........................................               37,382         7,093


  Additional Paid-In Capital - Common Stock .............              331,403        52,653
  Contributed Capital....................................              212,667           -0-
  Deficit Accumulated During the Development Stage ......             (680,258)      (66,300)
                                                                   -----------      --------

TOTAL SHAREHOLDERS' EQUITY ..............................              330,017        (7,065)
                                                                   -----------      --------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY ................          $ 3,204,311      $     28
                                                                   ===========      ========

See accompanying Notes to the Consolidated Financial Statements.

                             LAHAINA ACQUISITIONS, INC.
                                  AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                       FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED        FROM INCEPTION
                                               JUNE 30,                              JUNE 30,                  (APRIL 1989) TO
                                      1999                 1998              1999                 1998           JUNE 30, 1999
                                   ---------------------------------------------------------------------------------------------
REVENUE: ..................        $    62,158           $     -0-        $   143,713           $     -0-           $   143,713
  EXPENSES:
  Administrative Expense: .            228,413                 -0-            310,364              41,678               381,079
  Operating Expense: ......            118,706           $   3,594            242,661                 -0-               238,390
                                   -----------           ---------        -----------           ---------           -----------
  Total Expense: ..........        $   347,119           $   3,594        $   553,025           $  41,678           $   619,469
  LOSS FROM OPERATIONS ....           (284,961)             (3,594)          (409,312)            (41,678)             (475,756)
  INTEREST INCOME/(EXPENSE)            (78,406)                -0-           (204,646)                -0-              (204,646)
                                   -----------           ---------        -----------           ---------           -----------
  NET INCOME/(LOSS) .......           (363,367)             (3,594)          (613,958)            (41,678)             (680,402)
  INCOME PER SHARE:
  Basic ...................              (0.15)              (0.01)             (0.25)              (0.01)                (0.28)
  Shares for basic ........          2,433,833             996,500          2,433,833             996,500             2,433,833
  Diluted .................              (0.08)              (0.01)             (0.10)              (0.01)                (0.11)
  Shares for diluted ......          6,251,500             996,500          6,251,500             996,500             6,251,500

See accompanying Notes to the Consolidated Financial Statements.

                           LAHAINA ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                           CLASS A                                                         DEFICIT
                                       PREFERRED STOCK              COMMON STOCK                         ACCUMULATED
                                         NO PAR VALUE               NO PAR VALUE          ADDITIONAL     DURING THE
                                                                                           PAID-IN       DEVELOPMENT
                                      SHARES      AMOUNT         SHARES       AMOUNT       CAPITAL          STAGE           TOTAL
                                    ----------------------------------------------------------------------------------------------
Balance at September 30, 1995...    $      -0-   $      -0-    $  996,500     $    600      $    -0-       $     -0-      $    600
Net Loss for Year Ended
  September 30, 1996 ...........           -0-          -0-           -0-          -0-           -0-          (2,982)       (2,982)
                                    ----------   ----------    ----------     --------      --------       ---------      --------
Balance at September 30, 1996...           -0-          -0-       996,500          600           -0-          (2,982)       (2,382)
Capital Contribution............           -0-          -0-           -0-        5,982           -0-             -0-         5,982
Net Loss for Year Ended
  September 30, 1997 ...........           -0-          -0-       996,500        6,582           -0-         (20,821)      (14,239)
                                    ----------   ----------    ----------     --------      --------       ---------      --------
Balance at September 30, 1997...           -0-   $      -0-       996,500     $  6,582           -0-         (20,821)      (14,235)
Capital Contribution............           -0-          -0-           -0-          -0-        52,653         (66,300)       (7,065)
Net Loss for Year Ended
  September 30, 1998 ...........           -0-          -0-           -0-          -0-           -0-         (45,479)      (45,479)
                                    ----------   ----------    ----------     --------      --------       ---------      --------
Balance at September 30, 1998...           -0-          -0-       996,500     $  6,582      $ 52,653         (66,300)       (7,065)
Issues/Subscriptions Stock .....     1,910,000      428,823     1,909,867       30,800       278,750             -0-       460,873
Contributed Capital = Common
  Stock ........................           -0-          -0-           -0-          -0-       212,667             -0-
Net loss for Nine Months Ended
  June 30, 1999 ................           -0-          -0-           -0-          -0-           -0-        (613,958)     (613,958)
                                    ----------   ----------    ----------     --------      --------       ---------      --------
Balance at June 30, 1999 .......     1,910,000   $  428,823     2,906,367     $ 37,382      $544,070       $(680,258)      330,017

See accompanying Notes to the Consolidated Financial Statements.

                           LAHAINA ACQUISITIONS, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             APRIL 1989
                                                                       FOR THE NINE MONTHS ENDED           (INCEPTION) TO
                                                                               June 30,                     June 30, 1999

                                                                      1999                 1998
                                                                  ------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss) ......................................          $  (609,831)          $   (41,678)         $  (680,258)
Adjustments to Reconcile Net Income to Net Cash Provided
 by Operating Activities
   Depreciation ........................................               82,769                   -0-               82,769
   (Increase) Decrease in:
      Accounts Receivable ..............................                9,000                   -0-                9,000
      Offering Costs ...................................              (43,065)                  -0-              (43,065)
      Notes Receivable .................................              (62,000)                  -0-              (62,000)
      Escrow Funds .....................................              (31,000)                  -0-              (31,000)
      Offering Costs -- Reserve ........................             (139,251)                  -0-             (139,251)
   Increase (Decrease) in:
      Accounts Payable .................................              523,201                 6,686              540,294
      Security Deposits Payable ........................                9,000                   -0-                9,000
                                                                  -----------           -----------          -----------
NET CASH USED IN OPERATING ACTIVITIES ..................             (251,177)              (34,992)            (314,511)

CASH FLOWS USED IN INVESTING ACTIVITIES
      Capital Expenditures .............................           (2,984,568)               36,492           (2,984,568)

   NET CASH FLOWS USED IN INVESTING
   ACTIVITIES ..........................................           (2,984,568)                  -0-           (2,984,568)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
      Proceeds from Borrowing ..........................            2,325,000                   -0-            2,325,000
      Proceeds from Issuance of Preferred Stock ........              428,823                   -0-              428,823
      Proceeds from Issuance of Common Stock ...........              309,550                   -0-              368,785
      Contributed Capital ..............................              232,605                   -0-              236,732

   NET CASH FLOWS PROVIDED BY FINANCING
   ACTIVITIES ..........................................            3,285,478                   -0-            3,359,340
                                                                  -----------           -----------          -----------

NET INCREASE IN CASH ...................................               60,233                 1,500               60,261

CASH AT BEGINNING OF PERIOD ............................                   28                   -0-                  -0-
                                                                  -----------           -----------          -----------

 CASH AT END OF PERIOD .................................               60,261                   -0-               60,261
                                                                  ===========           ===========          ===========

 SUPPLEMENTAL DISCLOSURES:
 Income Taxes, Paid ...................................                   -0-                   -0-                  -0-
 Interest Paid .........................................              204,646                   -0-              204,646
 Noncash Investing and Financing Transactions
   Common Stock Subscription ...........................                  -0-                   -0-                  -0-


See accompanying Notes to the Consolidated Financial Statements.

                   Notes to Consolidated Financial Statements
                         of Lahaina Acquisitions, Inc.
                         (a Development Stage Company)
                     for the Nine Months Ended June 30, 1999

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

NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable includes a $10,000 advance against accrued salary to a director.

NOTE C - NOTES RECEIVABLE

Notes receivable were reduced from the prior period as a result of the purchase of a note due from a customer, whose balance was $89,700 at March 31, 1999 and approximately $200,000 at June 30, 1999 which was purchased from the Registrant through the Redemption of 60,000 shares of the Registrant's Common Stock. The stock was valued at $255,000, based on the closing stock price on June 30, 1999 of $4.25 per share. The purchaser was Mongoose Investments, LLC. ("Mongoose"), the largest shareholder of the Registrant. The managing member of Mongoose is Richard P. Smyth, who is also the Registrant's Chairman and CEO. The purchase of the notes was part of the sale of the assets of JP Concepts, Inc. ("JP Concepts") a restaurant operation located at Beachside Commons, which was purchased by the Registrant on April 1, 1999, through the issuance of 20,000 shares of Common Stock and a note payable from the Registrant of $10,000.

The operation was not deemed to be important to the Registrant based on the Registrant's pending merger with The Accent Group, Inc. ("Accent"), was not profitable, and was not expected to achieve profitability in the near term. Included in the amounts owed to the Registrant by JP Concepts were amounts due for rent at Beachside Commons through September 1999. Mongoose has agreed to assume all responsibilities of the existing lease between JP Concepts and Beachside. The Board of Directors of the Registrant has deemed this transaction to be more favorable to the Registrant than any other third party transaction which it may have considered with regard to the disposition of the JP Concepts assets.

                   Notes to Consolidated Financial Statements
                         of Lahaina Acquisitions, Inc.
                         (a Development Stage Company)
                     for the Nine Months Ended June 30, 1999
                                  (Continued)

Other Notes Receivable are detailed below:

     An operating loan to 1st Southern Mortgage ("1st Southern"), secured by security interest in outstanding stock, due through December 31, 1999,
     bearing interest at 10% per annum.                                           $62,000

NOTE D - OFFERING COSTS - RESERVE

Offering costs reserve consists of costs incurred in preparation of the S-1 Registration Statement filing in the amount of $139,251. Upon completion of the S-1 Registration Statement, these costs will be charged against the equity accounts. If the S-1 Registration Statement is abandoned, these costs will be expensed as administrative costs. Management expects the shares involved in the S-1 Registration Statement to be issued during the Registrant's fiscal fourth quarter, at which time this reserve would be eliminated.

NOTE E - MERGER COSTS

Expenses charged against earnings during this quarter include costs associated with the planned merger with Accent, include legal, travel and consulting costs related to the transaction in the amount of approximately $150,000. These costs will be charged against the equity accounts during the fourth quarter, as the merger was completed on August 23, 1999.

NOTE F - NOTES PAYABLE - CONVERSION OF LINE OF CREDIT

During the period the Registrant converted its working capital loan from GCA Strategic Investment Fund Limited into shares of the Registrant's Common Stock. The Registrant issued 146,667 shares in consideration of an outstanding balance of approximately $330,000 or $2.25 per share, including accrued interest and fees.

NOTE G - NOTES PAYABLE - REDUCTION BY SHAREHOLDER

As of June 30, 1999, for no additional consideration, the Registrant's largest shareholder has agreed to assume three notes payable, whose balance at June 30, 1999 was approximately $198,000, including principal and accrued interest. Further, the Registrant's largest shareholder has waived the obligations of the Registrant to repay its line of credit with the Registrant whose balance at June 30, 1999 was approximately $185,000. These transactions resulted in a reduction of liabilities of approximately $383,000.

NOTE H - LONG-TERM DEBT

Long-term debt at June 30, 1999, consisted of the following:

  Note payable to Pacific Coast Investment Company (secured by a first mortgage on the Beachside Commons property), at an interest rate of 15% payable in monthly installments of interest only. The entire principal is due and
     payable November 11, 2003.                                                     $1,550,000

                   Notes to Consolidated Financial Statements
                         of Lahaina Acquisitions, Inc.
                         (a Development Stage Company)
                     for the Nine Months Ended June 30, 1999
                                  (Continued)

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

     (Note N - Significant Events)                                                   $  775,000
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

Maturities of long-term debt are as follows:

                    Year Ending
                     June 30                                                 Amount
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

NOTE H - SHAREHOLDERS' EQUITY

The components of shareholders' equity are as follows:

                   Notes to Consolidated Financial Statements
                         of Lahaina Acquisitions, Inc.
                         (a Development Stage Company)
                     for the Nine Months Ended June 30, 1999
                                  (Continued)

  Preferred stock consists of 9.5% cumulative preferred stock of no par value with a liquidation value at $1.00 per share for each outstanding share of Series A Preferred Stock. There are 10,000,000 shares of Series A Preferred Stock authorized with 1,910,000 shares issued and outstanding at June 30, 1999. This stock may be converted into Common Stock of the Registrant at $1.00 per share, or 1,910,000 shares, at the option of the holder.

  Common stock is voting stock with no par value. There are 800,000,000 shares authorized with 2,433,833 shares issued and outstanding at June 30, 1999.

NOTE I - RELATED PARTY TRANSACTIONS

Included in current debt is a loan from the Registrant to 1st Southern for $62,000. The Registrant has an option to acquire. 1st Southern, which is currently owned by the son of the Registrant's Vice Chairman. The Vice Chairman of 1st Southern is a director of the Registrant. Should the acquisition be completed, the total consideration given would be the outstanding amount of this loan.

During the quarter the Registrant acquired, then disposed of, the assets of JP Concepts, a restaurant operation and tenant in the Registrant's Beachside Commons project. The assets were sold to the Registrant's largest shareholder, Mongoose. See Note "C".

JP Concepts was responsible for approximately 50% of the Registrant's revenues during this quarter.

NOTE J - INCOME TAXES

The Registrant has net operating loss carry-forwards of approximately $316,000 which are available to offset future taxable income. The loss carry-forwards expire $8,000 in 2016, $46,000 in 2017, $53,000 in 2018 and $209,000 in 2019. A
valuation has been established in the full amount of the deferred tax benefit resulting from the net operating loss carry-forwards for each of the periods ending June 30, 1999.

NOTE K - EARNINGS PER SHARE

Basic earnings per share was calculated using the 2,433,833 shares outstanding at June 30, 1999. Fully diluted shares would have been computed as follows:

         Shares outstanding at June 30, 1999                                    2,433,833
         Assumes conversion of the outstanding                                  1,910,000
           shares Series A Convertible Preferred Stock
         Assumes conversion of the $775,000 Convertible Debenture                 885,714
         Assumes exercise of the Warrant attached to the                          200,000
           Line of Credit
         Assumes exercise of the December 4, 1998 Warrant                          60,000
         Assumes exercise of the Warrant attached to the
           Convertible Debenture                                                   15,000
         Assumes conversion of the remaining S-1 shares                           746,953
                                                                                ---------
         Fully diluted shares                                                   6,251,500
                                                                                =========

                   Notes to Consolidated Financial Statements
                         of Lahaina Acquisitions, Inc.
                         (a Development Stage Company)
                     for the Nine Months Ended June 30, 1999
                                  (Continued)

NOTE L - LEGAL PROCEEDINGS

The Registrant is party from time to time to various legal proceedings. In the opinion of management, there are no matters which might have a material impact on the Registrant's financial position or results of operations.

NOTE M - RESERVE FOR DOUBTFUL ACCOUNTS

The Registrant has not taken any reserves for its accounts receivable or notes receivable at this time, though it may change this policy in the future based on its experiences with respect to collections.

NOTE N - SIGNIFICANT EVENTS

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

As a result of the above transactions, a change in the control of the Registrant has occurred in that Mongoose owns 1,715,000 shares of the 2,433,833 shares of Common Stock currently outstanding or approximately 70% of such shares. Mongoose could own an additional 1,910,000 shares of Common Stock upon conversion of its Series A Preferred Stock. It is currently estimated that the conversion of the convertible debenture and the exercise of the warrants will result in an additional 1,200,000 to 2,100,000 shares of Common Stock being issued. According to current estimates, the convertible debenture as amended will convert into 885,714 shares of Common Stock. The warrant attached to the line of credit is exercisable for 200,000 shares of Common Stock, the warrant issued December 4, 1998 is exercisable for 60,000 shares of Common Stock, the warrant attached to the convertible debenture is exercisable for 15,000 shares of Common Stock and the Right is exercisable for 25,000 shares of Common Stock. Thus, after conversion of all convertible securities, it is likely that Mongoose will remain in the control of the Registrant for the foreseeable future. The Managing Member of Mongoose is Richard P. Smyth.

The assets of Beachside consist of two buildings and unimproved real estate, leases to tenants in the buildings and minimal operating capital. The Beachside property is estimated to have a value of approximately $4,500,000. The

                   Notes to Consolidated Financial Statements
                         of Lahaina Acquisitions, Inc.
                         (a Development Stage Company)
                     for the Nine Months Ended June 30, 1999
                                  (Continued)

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

The Registrant has received additional operating loans from GCA Strategic Investment Fund, Ltd. in the form of three ninety-day convertible notes that total $300,000. The notes include up-front charges totaling $48,000. The charges expensed during the nine months ended June 30, 1999 totaled $52,500, including discounted amounts. On June 1, 1999 the Company converted this Note into 146,667 shares of Common Stock. (See Note F.)

Acquisitions and Dispositions During the Period

As of March 31, 1999, the Registrant had agreements for the acquisition of three companies: Klein Real Estate Services ("KRES"), JP Concepts and 1st Southern. On June 30, 1999, and in other subsequent press releases the Company has announced its plans to merge with Accent, an Atlanta, GA based Real Estate and Mortgage Financing concern. On July 21, 1999, the Company announced it had entered into a definitive Merger Agreement, subject to final board approval. The merger became final on August 23, 1999.

The assets of JP Concepts were acquired on April 1, 1999 for the consideration of 20,000 shares of the Registrant's Common Stock and a note payable to JP Concept's shareholder in the amount of $10,000. On June 30, 1999, the same assets, including accrued rent due to the Registrant, were sold to Mongoose for the contribution of 60,000 shares of the Registrant's Common Stock which was valued at $255,000 (see Note C).

The assets of KRES were acquired on April 1, 1999 for the consideration of 20,000 shares of the Registrant's Common Stock and a note payable to the manager of KRES in the amount of $10,000. On June 30, 1999, based on a change of direction in the Registrant the Registrant's entered into an agreement with the former owner of KRES to terminate the transaction. The consideration given included the payment of $30,000, and reimbursement of normal expenses of approximately $5,000 and salaries due as of June 30, 1999.

Proposed Merger With Accent - See Subsequent Events

NOTE O - Recent Accounting Pronouncements

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

     Because the Registrant is in the development stage, the Registrant's model is significantly different from many existing real estate development companies. Since the Registrant was a holding company with limited assets until the December 14, 1998 acquisition of Beachside, the Registrant has only a limited operating history upon which an evaluation of the Registrant and its prospects can be based. This limited operating history makes the prediction of future operating results difficult if not impossible. The Registrant has incurred losses every quarter since inception and expects to continue to incur losses for the foreseeable future. The Registrant had an accumulated deficit as of September 30, 1998 of $53,271 and as of September 30, 1997 of $7,193. The Registrant had a loss for the nine-month period ending June 30, 1999 of $613,958 and a loss for the nine-month period ending June 30, 1998 of $41,678. At June 30, 1999, the accumulated deficit was $680,258. The Registrant's business must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as the market for resort development. There can be no assurance that the Registrant will successfully generate sufficient revenues to achieve profitability. Although the Registrant has experienced revenue growth in recent periods, historical growth rates are not sustainable and are not indicative of future operating results, and there can be no assurance that the Registrant will achieve or maintain profitability. See "Results of Operations."

     On July 22, 1999, and in other subsequent press releases the Company has announced its plans to merge with Accent, an Atlanta, GA based Real Estate and Mortgage Financing concern. On July 22, the Company announced it had entered into a definitive Merger Agreement, subject to final board approval. The merger became final on August 23, 1999.

RESULTS OF OPERATIONS

     The following table sets forth unaudited quarterly statement of operations data for the eight quarters ended June 30, 1999. This unaudited quarterly information has been derived from unaudited financial statements of the Registrant and, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods covered. The quarterly data should be read in conjunction with the Registrant's Consolidated Financial Statements and the Notes thereto. The operating results for any quarter are not necessarily indicative of the operating results for any future period.


                                                 Statement of Operations for the Three Months Ending
                                                                    (unaudited)
                          ------------------------------------------------------------------------------------------------
                          Mar. 31,   June 30,    Dec. 31,      Mar. 31,     June 30,      Dec. 31,    Mar. 31,    June 30,
                            1996       1997        1997          1997         1998          1998        1998        1999
                          ------------------------------------------------------------------------------------------------
Revenues ...........      $   -0-    $ 4,690     $    -0-       $   -0-     $   -0-       $ 16,555    $ 81,555      61,158
Expenses:
Legal and Accounting
  Fees .............          -0-         45       28,297         7,450       3,594            -0-         -0-     141,338
Administrative
  Expense ..........          -0-        -0-          -0-           -0-         -0-         36,739      81,951     228,413
Stock Transfers ....          448      1,921          -0-           -0-         -0-            -0-         -0-         -0-
Printing ...........          -0-        537          250           -0-         -0-            -0-         -0-         -0-
Net Income (Loss) ..         (448)    (2,187)     (28,547)       (7,450)     (3,594)       (30,672)   (119,684)   (363,367)

(1) Figures for the three months ending September 30, 1996, September 30, 1997 and September 30, 1998 are not presented. They correspond with the end of the fiscal year and were not required.

(2) Figures for the periods ending March 31 are for a six month period, and for June 30, 1997 and June 30, 1998 are for a nine month period.


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

LIQUIDITY AND CAPITAL RESOURCES

As the result of a number of transactions aimed at funding the operations of the shell as a start-up company, the Registrant issued $6,251,500 fully diluted shares for a total of $1,200,000 in transactions occurring from August 1989 to June 30, 1999.

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

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Registrant is involved in no legal proceedings at this time. There have been no material developments since the previous report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS


Number          Description                                                                                    Page

2.1             Stock Purchase Agreement dated December 3, 1998, by and between Lahaina Acquisitions, Inc.
                and Mongoose Investments, LLC (1)

3.1             Articles of Incorporation (2)

3.2             Amendment to Certificate of Incorporation (4)

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

4.13            Common Stock Purchase Warrant in the amount of 60,000 shares to be issued by Lahaina
                Acquisitions, Inc. and purchased by LKB Financial, LLC, expiring on December 20, 2003 (1)

4.14            Common Stock Purchase Warrant in the amount of 100,000 shares to be issued by Lahaina
                Acquisitions, Inc. and purchased by GCA Strategic Investment Fund, Ltd., expiring on January
                19, 2004 (4)

4.15            Common Stock Purchase Warrant in the amount of 15,000 shares to be issued by Lahaina
                Acquisitions, Inc. and purchased by LKB Financial, LLC, expiring on January 19, 2004 (4)

10.1            Contract of Engagement dated January 19, 1999 by and between Lahaina Acquisitions, Inc. and
                LKB Financial LLC (3)

10.2            Purchase and Sale Agreement, dated June 30, 1999 by and between Lahaina Acquisitions, Inc. and Mongoose
                Investments, LLC.

10.3            Settlement and Release Agreement dated June 30, 1999 by and between Lahaina Acquisitions, Inc. and Sherry Klein.

10.4            Consulting Agreement dated as of June 1, 1999 by and between Lahaina Acquisitions, Inc. and Gator Glory, LLC.

10.5            Consulting Agreement dated as of June 1, 1999 by and between Lahaina Acquisitions, Inc. and Gerald F. Sullivan.

Number          Description                                                                                    Page
27              Financial Data Schedule (for SEC use only)

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed December 28, 1998.

(2) Incorporated by reference to the Registration Statement on Form 10, filed December 29, 1995.

(3) Incorporated by reference to the Quarterly Statement on Form 10-Q, filed February 24, 1999.

(4) Incorporated by reference to the Quarterly Statement on Form 10-Q, filed May 24, 1999.

(B)      REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed this quarter.

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LAHAINA ACQUISITIONS, INC.

                                         (Registrant)

                                   By: /s/ Richard P. Smyth
                                       --------------------------------------
                                       Richard P. Smyth
                                       Chairman of the Board
                                       Chief Executive Officer, and Treasurer


August 19, 1999