Form 10-K/A
period 1998-09-30
LAHAINA ACQUISITIONS INC
filed 1999-10-29
CIK 855684

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                   ----------

                                    FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998 COMMISSION FILE NUMBER 0-27480

                           LAHAINA ACQUISITIONS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

        Colorado                                          84-1325695
        --------                                          ----------
(State of Incorporation)                      (IRS Employer Identification No.)

    5895 Windward Parkway, Suite 220
            Alpharetta, Georgia                              30005
----------------------------------------                     -----
(Address of principal executive office)                    (Zip Code)


         Company's telephone number, including area code: (770) 754-6140
                                                          --------------

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

                                         LAHAINA ACQUISITIONS, INC.
                                         (the "Registrant")



Date: October 29, 1999                  By: /s/ L. Scott Demerau
                                            ----------------------------------
                                                L. Scott Demerau
                                                Chief Executive Officer,
                                                President and Director


                                        By: /s/ William A. Thurber
                                            ----------------------------------
                                                William A. Thurber
                                                Executive Vice President,
                                                Finance and Treasurer


                                        By: /s/ Betty M. Sullivan
                                            ----------------------------------
                                                Betty M. Sullivan
                                                Executive Vice President,
                                                Administration, Secretary and
                                                Director


                                        By: /s/ Bart Siegel
                                            ----------------------------------
                                                Bart Siegel
                                                Director

                                  EXHIBIT INDEX

Exhibit
  No.   Description
------- -----------
2.1     Stock Purchase Agreement by and between Lahaina Acquisitions, Inc. and
        Mongoose Investments, LLC dated as of December 3, 1998. (2)
2.2     Series A Preferred Stock Terms (2)
2.3     Securities Purchase Agreement by and between Lahaina Acquisitions, Inc. and
        GCA Strategic Investment Fund Limited, dated as of December 7, 1998. (2)
2.4     9% Convertible Note of Lahaina Acquisitions, Inc. payable to GCA Strategic
        Investment Fund Limited in the principal amount of $750,000. (2)
2.5     Registration Rights Agreement Lahaina Acquisitions, Inc. and GCA Strategic
        Investment Fund Limited, dated as of December 7, 1998. (2)
2.6     Common Stock Purchase Warrant in the amount of 60,000 shares to be issued by
        Lahaina Acquisitions, Inc. and purchased by LKB Financial, LLC, expiring on
        December 20, 2003. (2)
2.7     Stock Pledge Agreement by and between Mongoose Investments, LLC and GCA
        Strategic Investment Fund Limited, dated as of December 7, 1998. (2)
3.1     Articles of Incorporation (1)
3.2     Bylaws of the Company (1)
4.1     Specimen Stock Certificate (1)
4.2     Specimen Class A Warrant Certificate (1)
4.3     Specimen Class B Warrant Certificate (1)
27      Financial Data Schedule (for SEC use only).
(1)  Incorporated by reference to the Registration Statement on Form 10, filed December 29, 1995.
(2)  Incorporated by reference to the Current Report on Form 8-K, filed
     December 28, 1998.

                           LAHAINA ACQUISITIONS, INC.

                              FINANCIAL STATEMENTS


                      For the Year Ended September 30, 1998


                                    CONTENTS

                                                                         Page
                                                                         ----
Independent Auditors' Report................................................F-1

Financial Statements:

Consolidated Balance Sheets.................................................F-2

Consolidated Statements of Income...........................................F-3

Consolidated Statement of Changes in Stockholders' Equity...................F-4

Consolidated Statements of Cash Flows.......................................F-5

Notes to Financial Statements.........................................F-6 - F-8

To the Board of Directors
Lahaina Acquisitions, Inc.
(A Development Stage Company)
Fernandina Beach, FL



                         INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheets of Lahaina Acquisitions, Inc. (a Development Stage Company) as of September 30, 1998 and 1997, the related statements of operations, changes in stockholders' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lahaina Acquisitions, Inc. as of September 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



KENNETH R. WALTERS, P.A.
Fernandina Beach, FL
March 16, 1999

                           LAHAINA ACQUISITIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS


                                                                SEPTEMBER 30
                                                            --------------------
                                                              1998        1997
                                                            --------    --------
ASSETS
  Current Assets
     Cash                                                   $     28    $    497
     Other Current Assets                                         --      47,986
                                                            --------    --------
  Total Current Assets                                            28      48,483

  Other Assets
     Other                                                        --         600
                                                            --------    --------
                                                                  --         600

TOTAL ASSETS                                                $     28    $ 49,083
                                                            ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Current Liabilities
     Accounts Payable                                          7,093      63,322
                                                            --------    --------
  Total Current Liabilities                                    7,093      63,322

TOTAL LIABILITIES                                              7,093      63,322
                                                            --------    --------
SHAREHOLDERS' EQUITY
Preferred Series A Convertible Stock, 10,000,000
Shares Authorized, no shares issued and Outstanding
at September 30, 1998 and 1997                                    --          --
Common Stock, No Par Value, 800,000,000 Shares Authorized,
  996,500 Shares Issued and Outstanding at September 30,
  1998 and 1997                                                6,582       6,582
     Additional Paid-In Capital -- Common Stock               52,653          --
Deficit Accumulated During the Development Stage             (66,300)    (20,821)
                                                            --------    --------
TOTAL SHAREHOLDERS' EQUITY                                    (7,065)    (14,239)
                                                            --------    --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $     28    $ 49,083
                                                            ========    ========

The accompanying notes are an integral part of these financial statements.

                           LAHAINA ACQUISITIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONSOLIDATED STATEMENTS OF INCOME


                              FROM INCEPTION
                           (APRIL 5, 1989) TO
                              SEPTEMBER 30,
                                   1998                 FOR THE YEAR ENDED
                             (NOT COVERED BY                SEPTEMBER 30
                               INDEPENDENT          -------------------------
                             AUDITORS' REPORT)         1998            1997
                            ------------------      ---------        --------
REVENUE                         $     --            $      --        $     --
EXPENSES:
  Administrative Expense          66,300               45,479          17,839
  Operating Expense                   --                   --              --
                                --------            ---------        --------
Total Expenses                    66,300               45,479          17,839
LOSS FROM OPERATIONS             (66,300)             (45,479)        (17,839)
INTEREST INCOME/(EXPENSE)             --                   --              --
                                --------            ---------        --------
NET INCOME/(LOSS)               $(66,300)           $ (45,479)       $(17,839)
INCOME PER SHARE:
Basic                                               $   (0.05)       $  (0.02)
Shares for Basic                                      996,500         996,500
Diluted                                             $   (0.05)       $  (0.02)
Shares for Diluted                                    996,500         996,500

The accompanying notes are an integral part of these financial statements.

                           LAHAINA ACQUISITIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                           DEFICIT
                               COMMON STOCK --                           ACCUMULATED
                                 NO PAR VALUE                            DURING THE         TOTAL
                              -----------------    ADDITIONAL PAID-IN    DEVELOPMENT    STOCKHOLDERS'
                              SHARES     AMOUNT         CAPITAL             STAGE           EQUITY
                              -------    ------    ------------------    -----------    -------------
September 30, 1996            996,500    $  600         $     -           $ (2,982)       $ (2,382)

Contribution                        -     5,982               -                  -           5,982

Net Loss                            -         -               -            (17,839)        (17,839)
                              -------    ------         -------           --------        --------
September 30, 1997            996,500     6,582               -            (20,821)        (14,239)

Contribution                        -         -          52,653                  -          52,653

Net Loss                            -         -               -            (45,479)        (45,479)
                              -------    ------         -------           --------        --------
September 30, 1998            996,500    $6,582         $52,653           $(66,300)       $ (7,065)
                              =======    ======         =======           ========        ========


The accompanying notes are an integral part of these financial statements.

                           LAHAINA ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                    From Inception
                                                                  (April 5, 1989) to     Year Ended September 30,
                                                                     September 30,      -------------------------
                                                                         1998             1998             1997
                                                                   ----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                $(66,300)        $(45,479)        $(17,839)
      Adjustments to reconcile net income to net cash
            used in operating activities
            Depreciation                                                     --               --               --
            (Increase)/Decrease in:
              Accounts Receivable                                            --           47,986          (47,986)
              Other                                                          --              600               --
            Increase/(Decrease) in:
              Accounts Payable                                            7,093          (56,229)          63,322
                                                                       --------         --------         --------
NET CASH USED IN OPERATING ACTIVITIES                                   (59,207)         (53,122)          (2,503)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
      Capital Contributions                                              59,235           52,653            3,000
                                                                       --------         --------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                59,235           52,653            3,000

NET INCREASE IN CASH                                                         28             (469)             497
CASH AT BEGINNING OF PERIOD                                                  --              497               --
                                                                       --------         --------         --------
CASH AT END OF PERIOD                                                  $     28         $     28         $    497
                                                                       ========         ========         ========

The accompanying notes are an integral part of these financial statements.

                          LAHAINA ACQUISITIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998 AND 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITY

Lahaina Acquisitions, Inc. (the "Company"), was incorporated under the laws of the State of Colorado on April 5, 1989. The Company is in the development stage and has no operating activity. The Company's intent at September 30, 1998 and 1997, was to actively seek, locate, evaluate, structure and complete mergers with or acquisitions of private companies, partnerships or sole proprietorships.

During the year ended September 30, 1997, the Company negotiated to acquire Root Industries, Inc. The negotiations were terminated. Through September 30, 1997, the Company incurred related legal costs of $73,917, of which $25,931 was reimbursed as agreed to by the acquiree prior to September 30, 1997. The balance of $47,986 was reimbursed subsequent to September 30, 1997.

CASH EQUIVALENTS

The Company considers all short-term investments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at September 30, 1998.

FISCAL YEAR

The Company's fiscal year-end is September 30.

PROPERTY AND EQUIPMENT/DEPRECIATION

The Company had no property nor equipment nor accumulated depreciation at September 30, 1998 or 1997.

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

                          LAHAINA ACQUISITIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998 AND 1997

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. Comprehensive income is equal to the net loss for the years ended September 30, 1998 and 1997.

NOTE B - SHAREHOLDERS' EQUITY

The Company is authorized to issue 800,000,000 shares of common stock having no per share par value. As of September 30, 1998, and 1997, the Company has issued 996,500 common shares.

In May 1991, in connection with a private placement, the Company issued 993,000 Class A Warrants and 993,000 Class B Warrants each to purchase one share of common stock at $1.00 and $1.50, respectively. These Warrants expire May 10, 1999, and may be redeemed by the Company at $.0001 per share upon 30 days written notice. In July 1997, the Company sent redemption notices to all warrant holders and accordingly, the warrants expired.

The Company has authorized the issuance of 10,000,000 shares of Preferred Stock with no per share par value. As of September 30, 1997 and 1998, there has been no issuance of Preferred Stock.

(See NOTE D - SUBSEQUENT EVENTS)

NOTE C - CAPITAL CONTRIBUTIONS

Certain Officers and Shareholders have paid for expenses on behalf of the Company. Such amounts have been treated as Capital Contributions and have been credited to Additional Paid-In Capital and Common Stock. Subsequent to September 30, 1998, the Company has incurred professional fees that the Company anticipates will be paid by officers and shareholders.

NOTE D - SUBSEQUENT EVENTS

Subsequent to September 30, 1997, the balance of the costs incurred in the terminated acquisition of Root Industries, Inc. was paid by the acquiree.

On December 14, 1998, the Company purchased all of the outstanding stock of Beachside Commons I, Inc. (Beachside) from Mongoose Investments, LLC (Mongoose). The purchase was deemed effective as of December 7, 1998. Beachside is the owner of a commercial real estate development located in Fernandina Beach, FL on Amelia Island. At the time of purchase, Beachside's assets consisted of two buildings and unimproved real estate, tenant leases and minimal operating capital.

                          LAHAINA ACQUISITIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998 AND 1997

The purchase was accounted for as a reverse acquisition with Beachside being identified as the accounting acquiror in accordance with Staff Accounting Bulletin No. 97 (SAB 97). The acquisition was accounted for using the historical cost basis of the acquired company, Lahaina, as it was a shell company at December 7, 1998.

The Company paid for the Beachside stock with 1,250,000 shares of its common stock; 1,910,000 shares of its Series A Preferred Stock which is convertible into 1,910,000 shares of Common Stock, and $667,500 in cash. The Company has authorized 3,000,000 shares of the Series A Preferred Stock. The Series A Preferred Stock has a liquidating preference of $1.00 per share and may pay annual dividends at the rate of $.095 per share. Subsequent to September 30, 1998, the Company borrowed $750,000 from GCA Strategic Investments Limited pursuant to a Note with interest at 9% per annum and due January 31, 2001. The
Note is convertible into the Company's common stock. Initial costs related to the Note aggregated $87,500. The Note and a related Warrant are convertible into an estimated 800,000 to 1,000,000 shares of the Company's common stock.

At the same time, Mongoose purchased 750,000 shares of Common Stock from and existing shareholder for $300,000.

As a result of these transactions, a change in control of the Company occurred and Mongoose, whose managing member is Richard P. Smyth, owns 2,000,000 of the 2,246,500 shares of common stock outstanding after the transaction. The Company elected four new directors, each of whom are allowed to purchase up to 10,000 shares of the Company's common stock at a price of $.40 per share. In addition, Mongoose could own an additional 1,910,000 shares of Common Stock upon conversion of the Series A Preferred Stock.

Since the effective date of December 7, 1998, Lahaina Acquisitions, Inc. (A Development Stage Company) and Mongoose Investments, LLC are under the common control of Richard P. Smyth.