Form 10-Q/A
period 1998-12-31
LAHAINA ACQUISITIONS INC
filed 1999-10-29
CIK 855684

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                  FORM 10-Q/A

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

                        5895 Windward Parkway, Suite 220
                           Alpharetta, Georgia 30005
                        --------------------------------
                        (Address, including zip code, of
                          Principal Executive Offices)

Registrant's Telephone Number, Including Area Code           (770) 754-6140
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


================================================================================

                  LAHAINA ACQUISITIONS, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q



PART I  --       FINANCIAL INFORMATION                                                        PAGE
                                                                                              ----

                 ITEM 1    Financial Statements

                           Consolidated Balance Sheets for the Quarter Ended                    3
                           December 31, 1998 and at December 7, 1998

                           Consolidated Statements of Operations for the                        4
                           Period from Inception to December 31, 1998

                           Consolidated Statements of Cash Flows for                            5
                           the Period from Inception to December 31, 1998

                           Consolidated Statements of Changes in Shareholders'                  6
                           Equity

                           Notes to Consolidated Financial Statements for                       7
                           the Period from Inception to December 31, 1998

                 ITEM 2    Management's Discussion and Analysis of Financial                   12
                           Condition and Results of Operations

PART II --       OTHER INFORMATION

                 ITEM 1     Legal Proceedings                                                  14

                 ITEM 2     Changes in Securities and the Use of Proceeds                      14

                 ITEM 6     Exhibits and Reports on Form 8-K                                   16

SIGNATURES

                   LAHAINA ACQUISITIONS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                                         December 31, 1998
                                                            (Unaudited)            December 7, 1998
                                                         -----------------         ----------------
ASSETS
  Current Assets
    Cash ............................................... $       --                $       --
    Accounts Receivable ................................     16,555                        --
    Prepaid Expenses ...................................     31,378                    17,281
    Note Receivable ....................................     21,800                        --
    Escrow Funds .......................................     30,000                    30,000
                                                         ----------                ----------
  Total Current Assets .................................     99,733                    47,281

  Fixed Assets
    Land ...............................................    400,000                   400,000
    Buildings ..........................................  2,406,965                 2,403,623
    Equipment ..........................................    149,127                   143,738
    Accumulated Depreciation ...........................    (40,760)                  (24,389)
                                                         ----------                ----------
  Total Fixed Assets ...................................  2,915,332                 2,922,972

TOTAL ASSETS ........................................... $3,015,065                $2,970,253
                                                         ==========                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Current Liabilities
    Accounts Payable ...................................     59,313                     4,250
    Notes Payable - Shareholder ........................     74,151                        --
    Notes Payable - Others .............................    155,000                   180,000
    Accrued Interest Payable ...........................     22,706                        --
    Security Deposits Payable ..........................      9,000                     9,000
                                                         ----------                ----------
  Total Current Liabilities ............................    320,170                   193,250

Long-Term Debt
  Note Payable - Mortgage ..............................  1,550,000                 1,550,000
  Note Payable - Convertible Debenture .................    775,000                        --
                                                         ----------                ----------
Total Long-Term Debt ...................................  2,325,000                 1,550,000
                                                         ----------                ----------
TOTAL LIABILITIES ......................................  2,645,170                 1,743,250

SHAREHOLDERS' EQUITY
Preferred Series A Convertible Stock, 10,000,000 Shares
  Authorized, 1,910,000 shares Issued and Outstanding
  at December 31, 1998 (Unaudited) and December 7, 1998          --                        --
Common Stock, $1.00 Par Value, 500 Shares Authorized,
  500 Shares Issued and Outstanding at December 7, 1998          --                       500
Common Stock, No Par Value, 800,000,000 Shares
  Authorized, 2,246,500 Shares Issued and Outstanding
  at December 31, 1998 (Unaudited) .....................         --                        --
Additional Paid-In Capital - Common Stock ..............    573,004                 1,247,069
Retained Deficit .......................................   (203,109)                  (20,566)
                                                         ----------                ----------
TOTAL SHAREHOLDERS' EQUITY .............................    369,895                 1,227,003
                                                         ----------                ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............. $3,015,065                $2,970,253
                                                         ==========                ==========

   The accompanying notes are an integral part of these financial statements.

                           LAHAINA ACQUISITIONS, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                               From Inception
                                                            (September 25, 1998)
                                                                  Through
                                                              December 31, 1998
                                                                 (Unaudited)
                                                              -----------------
Revenue ...................................................   $          16,555
Operating Expense .........................................             196,958
                                                              -----------------
Operating Loss ............................................            (180,403)
Interest Expense ..........................................             (22,706)
                                                              -----------------
Net Loss ..................................................   $        (203,109)
                                                              =================
INCOME (LOSS) PER SHARE:
Basic .....................................................   $           (0.09)
Shares for Basic ..........................................           2,246,500
Diluted ...................................................   $           (0.09)
Shares for Diluted ........................................           5,342,424




   The accompanying notes are an integral part of the financial statements.

                    LAHAINA ACQUISITIONS INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            From Inception
                                                                                            (September 25,
                                                                                            1998) through
                                                                                             December 31,
                                                                                                 1998
                                                                                             (Unaudited)
                                                                                            --------------
     Net loss                                                                                $ (203,109)
     Adjustments to reconcile net loss to net
        cash provided by operating activities:
        Depreciation                                                                             16,271
        Expenses paid on behalf of the company by the majority shareholder                       11,538
        (Increase) decrease in:
             Accounts receivable                                                                (16,555)
             Prepaid expenses                                                                   (12,543)
             Escrow funds                                                                            --
             Notes payable                                                                      (21,800)
             Offering costs                                                                          --
        Increase in accounts payable                                                             74,926
                                                                                             ----------
     Net cash used in operating activities                                                     (151,272)
                                                                                             ----------

     CASH FLOWS USED IN INVESTING ACTIVITIES-capital expenditures                                (5,379)
                                                                                             ----------

     CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from the issuance of notes payable                                             824,151
        Proceeds from the issuance of common stock                                                   --
        Cash distribution                                                                      (667,500)
        Repurchase and retirement of common stock                                                    --
                                                                                             ----------
     Net cash provided by financing activities                                                  156,651
                                                                                             ----------

     Net increase in cash                                                                            --

     Cash at beginning of period                                                                     --
                                                                                             ----------

     Cash at end of period                                                                   $       --
                                                                                             ==========

     Supplemental disclosure of non-cash items

        Non-cash capital contributions by majority stockholder                                1,247,569
                                                                                             ==========

        Purchase of Lahaina Acquisitions, Inc.                                               $   (7,065)
                                                                                             ==========

   The accompanying notes are an integral part of these financial statements.

                   LAHAINA ACQUISITIONS, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                               Series A Preferred Stock -    Common Stock -
                                      No Par Value            No Par Value       Additional                         Total
                               --------------------------  -------------------    Paid-In                       Stockholders'
                                  Shares         Amount     Shares      Amount    Capital     Retained Deficit     Equity
                               -----------    -----------  ---------  ---------  ----------   ----------------  -------------
Balance at September 24,
  1998 (date of inception)               -    $         -          -  $       -  $        -   $              -  $         -

Issuance of common stock                 -              -        500        500           -                  -          500

Non-cash capital contributions           -              -          -          -   1,247,069                  -    1,247,069

Net Loss                                 -              -          -          -           -            (20,566)     (20,566)
                               -----------    -----------  ---------  ---------  ----------   ----------------  -----------

Balance at December 7, 1998              -              -        500        500   1,247,069            (20,566)   1,227,003

Adjustment for Merger                    -              -          -       (500)        500                  -            -
                               -----------    -----------  ---------  ---------  ----------   ----------------  -----------

Balance at December 7, 1998,
  as adjusted                            -              -        500          -   1,247,569            (20,566)   1,227,003

Cash Distribution                        -              -          -          -    (667,500)                 -     (667,500)

Issuance of common/preferred
  stock for acquired company     1,910,000              -  2,246,000          -      (7,065)                 -       (7,065)

Net Loss                                 -              -          -          -           0           (182,543)    (182,543)
                               -----------    -----------  ---------  ---------  ----------   ----------------  -----------

Balance at December 31, 1995
  (Unaudited)                    1,910,000    $         -  2,246,500  $       -  $  573,004   $       (203,109) $   369,895
                               ===========    ===========  =========  =========  ==========   ================  ===========

   The accompanying notes are an integral part of these financial statements.

                   LAHAINA ACQUISITIONS, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
 For the Period from Inception (September 25, 1998) through December 31, 1998
                                  (Unaudited)

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

On December 14, 1998, the Company acquired Beachside Commons I, Inc. (Beachside) from Mongoose Investments, LLC ("Mongoose") in a transaction accounted for as a reverse acquisition (see Note K, "SIGNIFICANT EVENTS").

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

NOTE K - SIGNIFICANT EVENTS

On December 14, 1998, the Registrant purchased all of the outstanding shares of Beachside in a transaction accounted for as a reverse acquisition. In accordance with the provisions of Staff Accounting Bulletin No. 97, Beachside was deemed to be the accounting acquirer of Lahaina as its stockholders received the largest portion of the voting rights in the combined corporation. The acquired company, Lahaina, was recorded at its historical cost basis, as it was a shell company prior to its acquisition of Beachside. A summary of the transaction follows.

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

On December 14, 1998, the Registrant purchased all of the outstanding shares of Beachside Commons I, Inc. ("Beachside") in a transaction accounted for as a reverse acquisition. In accordance with the provisions of Staff Accounting Bulletin No. 97, Beachside was deemed to be the accounting acquirer of Lahaina as its stockholders received the largest portion of the voting rights in the combined corporation. The acquired company, Lahaina, was recorded at its historical cost basis, as it was a shell company prior to its acquisition of Beachside.

The acquisition on of Beachside, whose main activity is real estate development and redevelopment and investment in businesses within resort market places, is consistent with that business strategy. Since inception, the Registrant generated no revenues until its acquisition of Beachside.

RESULTS OF OPERATIONS

Prior to December 14, 1998, the Registrant was a shell company and did not conduct an active business, and its historical results of operations were not meaningful. As a result of the Company's acquisition of Beachside on December 14, 1998, which was accounted for as a reverse acquisition, the Company has now become an operating entity.

For the period from inception (September 25, 1998) through December 31, 1998, the Registrant recorded revenues totaling $16,555, primarily attributable to rental revenue from its Beachside property. Operating expenses for the period from inception (September 25, 1998) through December 31, 1998 totaled
$196,958, and are primarily expenses associated with operating Beachside, as well as expenses associated with consummation of the acquisition of Beachside. Net interest expense for the period from inception (September 25, 1998) through December 31, 1998 totaled $22,706, principally relating to indebtedness associated with the Beachside property. The Registrant reported a net operating loss of $203,109 for the period from inception (September 25, 1998) through December 31, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     Prior to December 14, 1998, the Registrant was a shell company and did not conduct an active business, and its historical results of operations were not meaningful. As a result of the Company's acquisition of Beachside on December 14, 1998, which was accounted for as a reverse acquisition, the Company has now become an operating entity.

     At December 31, 1998, the Registrant did not have a cash balance. For the period from inception (September 25, 1998) through December 31, 1998, the Registrant used $151,272 of cash in operations, principally relating to its net loss. Cash flows used in investing activities totaled $5,379, attributable to capital expenditures. Cash flows provided by financing activities totaled $156,651, of which $824,151 was provided by an increase in notes payable and $667,500 was used for a cash distribution relating to the acquisition of Beachside. The increase in notes payable is primarily attributable to the issuance of $775,000 in convertible debentures.

     The Registrant is not presently generating positive cash flow, and its operations are presently consuming cash at a rate in excess of its present ability to generate cash. The Registrant's operations will continue to consume cash in excess of cash generated from operations for the foreseeable future.

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

RECENT DEVELOPMENTS

     In order to enhance the Registrant's ability to acquire, develop, renovate, manage and sell its properties and other businesses and operations, the Registrant has recently formed a subsidiary, Klein Real Estate Services, and has entered into an agreement to acquire a mortgage brokerage operation based in Gainesville, Georgia. The Registrant has entered into an agreement to acquire JP Concepts, Inc., a provider of resort related hospitality services. These additional acquisitions are all contingent on the successful transfer of the associated licenses to the Registrant by the issuing governmental agencies.

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


                                    LAHAINA ACQUISITIONS, INC.
                                    --------------------------
                                          (Registrant)

                                    By:  /s/ L. Scott Demerau
                                       -----------------------------------------
                                       Name: L. Scott Demerau
                                       Title: President



October 29, 1999