Form 10-Q/A
period 1999-03-31
LAHAINA ACQUISITIONS INC
filed 1999-10-29
CIK 855684

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

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


          5895 Windward Parkway, Suite 220, Alpharetta, Georgia 30005
          ------------------------------------------------------------
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
                               INDEX TO FORM 10-Q


PART I       --  FINANCIAL INFORMATION                                                                PAGE

                 ITEM 1      Financial Statements

                             Consolidated Balance Sheets for March 31, 1999                              3
                             and for December 7, 1998

                             Consolidated Statements of Operations for the                               4
                             Three Months Ended March 31, 1999 and for the
                             Period from Inception to March 31, 1999

                             Consolidated Statements of Changes in Shareholders'                         5
                             Equity for the Period from Inception to
                             March 31, 1999

                             Consolidated Statements of Cash Flows for the                               6
                             Period from Inception to March 31, 1999

                             Notes to Consolidated Financial Statements for                              7
                             the Period from Inception to March 31, 1999

                 ITEM 2      Management's Discussion and Analysis of Financial                          13
                             Condition and Results of Operations

PART II      --  OTHER INFORMATION

                 ITEM 6      Exhibits and Reports on Form 8-K                                           15

SIGNATURES

                   LAHAINA ACQUISITIONS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS




                                                              MARCH 31, 1999
                                                               (UNAUDITED)     DECEMBER 7, 1999
                                                              --------------   ----------------
ASSETS
  Current Assets
     Cash...................................................    $   50,604        $       --
     Accounts Receivable....................................        31,000                --
     Prepaid Expenses.......................................        12,781            17,281
     Note Receivable........................................            --                --
     Escrow Funds...........................................        31,000            30,000
                                                                ----------        ----------
  Total Current Assets......................................       125,385            47,281
  Fixed Assets
     Land...................................................       400,000           400,000
     Buildings..............................................     2,434,289         2,403,623
     Equipment..............................................       150,279           143,738
     Accumulated Depreciation...............................       (55,179)          (24,389)
                                                                ----------        ----------
  Total Fixed Assets........................................     2,929,389         2,922,972
  Other Assets
     Offering Costs & Reserve...............................       139,251                --
     Notes Receivable.......................................       149,700                --
     Other..................................................        22,500                --
                                                                ----------        ----------
                                                                   311,451                --
TOTAL ASSETS................................................    $3,366,225        $2,970,253
                                                                ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Current Liabilities
     Accounts Payable.......................................       201,241             4,250
     Notes Payable -- Shareholder...........................       135,367                --
     Notes Payable -- Others................................       465,000           180,000
     Accrued Interest Payable...............................        27,400                --
     Other Current Liabilities..............................            --                --
     Security Deposits Payable..............................         9,000             9,000
                                                                ----------        ----------
  Total Current Liabilities.................................       838,008           193,250
  Long-Term Debt
     Note Payable -- Mortgage...............................     1,550,000         1,550,000
     Note Payable -- Convertible Debenture..................       775,000                --
                                                                ----------        ----------
  Total Long-Term Debt......................................     2,325,000         1,550,000
                                                                ----------        ----------
TOTAL LIABILITIES...........................................     3,163,008         1,743,250

SHAREHOLDERS' EQUITY
Preferred Series A Convertible Stock, 10,000,000 Shares
  Authorized, 1,910,000 shares Issued and Outstanding at
  March 31, 1999 (Unaudited) and December 7, 1998...........            --                --
Common Stock $1.00 Par Value, 500 Shares Authorized, 500
  Shares Issued and Outstanding at December 7, 1998.........            --               500
Common Stock, No Par Value, 800,000,000 Shares
  Authorized, 2,321,500 Shares Issued and Outstanding
  at March 31, 1999 (Unaudited).............................       603,004                --
Additional Paid-In capital -- Common Stock..................            --         1,247,069
Retained Deficit............................................      (399,787)          (20,566)
                                                                ----------        ----------
TOTAL SHAREHOLDERS' EQUITY..................................       203,217         1,227,003
                                                                ----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................    $3,366,225        $2,970,253
                                                                ==========        ==========

The accompanying notes are an integral part of these financial statements.

                   LAHAINA ACQUISITIONS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               From inception
                                                               (September 25,
                                             For the Three      1998) through
                                              Months Ended     March 31, 1999
                                             March 31, 1999      (Unaudited)
                                             ----------------------------------

  Revenue..............................       $    65,000         $   81,555
  Operating Expense ...................           158,144            355,102
                                              -----------         ----------
  Operating Loss ......................       $   (93,144)         $(273,547)
  Interest Expense.....................          (103,534)          (126,240)
                                              -----------         ----------
  Net Loss ............................          (196,678)          (399,787)
                                              -----------         ----------
  INCOME PER SHARE:
  Basic ...............................             (0.08)             (0.17)
  Shares for basic ....................         2,321,500          2,321,500
  Diluted .............................             (0.08)             (0.17)
  Shares for diluted ..................         5,298,798          5,298,798






























The accompanying notes are an integral part of these financial statements.

                   LAHAINA ACQUISITIONS, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY



                                             SERIES A PREFERRED      COMMON STOCK -- NO
                                           STOCK -- NO PAR VALUE         PAR VALUE         ADDITIONAL                   TOTAL
                                           ----------------------   --------------------    PAID-IN     RETAINED    STOCKHOLDERS'
                                             SHARES       AMOUNT     SHARES       AMOUNT    CAPITAL      DEFICIT       EQUITY
                                           ----------     -------   ---------     ------   ----------   ---------   -------------
Balance at September 24, 1998 (date of
 inception)..............................         --       $  --           --     $  --    $       --   $      --    $       --
Issuance of common stock.................         --          --          500       500            --          --           500
Non-cash capital contributions...........         --          --           --        --     1,247,069          --     1,247,069
Net loss.................................         --          --           --        --            --     (20,566)      (20,566)
                                           ---------       -----    ---------     -----    ----------   ---------    ----------
Balance at December 7, 1998..............         --          --          500       500     1,247,069     (20,566)    1,227,003
Adjustment for Merger....................         --          --           --      (500)          500          --            --
                                           ---------       -----    ---------     -----    ----------   ---------    ----------
Balance at December 7, 1998, as adjusted.         --          --          500        --     1,247,569     (20,566)    1,227,003
Cash Distribution........................         --          --           --        --      (667,500)         --      (667,500)
Issuance of common/preferred stock for
 acquired company........................  1,910,000          --    2,246,500        --        (7,065)         --        (7,065)
Net Loss.................................         --          --           --        --            --    (182,543)     (182,543)
                                           ---------       -----    ---------     -----    ----------   ---------    ----------
Balance at December 31, 1998
 (Unaudited).............................  1,910,000          --    2,246,500        --       573,004    (203,109)      369,895
Issuance of common stock.................         --          --       75,000        --        30,000          --        30,000
Net Loss.................................         --          --           --        --            --    (196,678)     (196,678)
                                           ---------       -----    ---------     -----    ----------   ---------    ----------
Balance at March 31, 1999 (Unaudited)....  1,910,000       $  --    2,321,500     $  --    $  603,004   $(399,787)   $  203,217
                                           =========       =====    =========     =====    ==========   =========    ==========

The accompanying notes are an integral part of these financial statements.

                   LAHAINA ACQUISITIONS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     From Inception
                                                                     (September 25,
                                                                     1998) through
                                                                     March 31, 1999
                                                                      (Unaudited)
                                                                  -------------------
Net loss ........................................................     $  (399,787)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation .................................................          30,790
   Expenses paid on behalf of the company by the majority
     shareholder.................................................          11,538
      (Increase) decrease in:
      Accounts receivable........................................         (31,000)
      Prepaid expenses and other assets..........................         (16,446)
      Escrow funds     ..........................................          (1,000)
      Notes payable..............................................        (149,700)
      Offering costs........... .................................        (139,251)
   Increase in accounts payable .................................         221,548
                                                                      -----------
Net cash used in operating activities ...........................        (473,308)
                                                                      -----------

CASH FLOWS USED IN INVESTING ACTIVITIES --
  capital expenditures ..........................................         (33,955)
                                                                      -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
      Proceeds from the issuance of notes payable................       1,195,367
      Proceeds from issuance of common stock ....................          30,000
      Cash distribution .........................................        (667,500)
      Repurchase and retirement of common stock .................              --
                                                                      -----------
Net cash provided by financing activities .......................         557,867
                                                                      -----------

Net increase in cash ............................................          50,604

Cash at beginning of period......................................              --
                                                                      -----------
Cash at end of period ...........................................     $    50,604
                                                                      ===========

Supplemental disclosure of non-cash items

  Non-cash capital contribution by majority stockholder..........       1,247,569
                                                                      ===========

  Purchase of Lahaina Acquisitions, Inc. ........................     $    (7,065)
                                                                      ===========

















   The accompanying notes are an integral part of these financial statements.

                   LAHAINA ACQUISITIONS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                   Period from Inception (September 25, 1998)
                             through March 31, 1999
                                  (Unaudited)

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

On December 14, 1998, the Company acquired Beachside Commons I, Inc. (Beachside) from Mongoose Investments, LLC ("Mongoose") in a transaction accounted for as a reverse acquisition (see Note M "SIGNIFICANT EVENTS").

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

NOTE E - NOTES PAYABLE

The carrying amount of notes payable approximates fair value and is based on the current rates available to the Registrant for debt of the same remaining maturities with similar collateral requirements. Notes payable at March 31, 1999, consisted of the following:


Working capital loan from GCA Strategic Investment Fund, Ltd., dated January 19,
     1999, with notes to be funded to $300,000. The purchase price of the note is $850 per $1,000 par value amount purchased. The Registrant used $180,000 of the credit line on January 19, 1999, which is due and payable April 22,
     1999. The Registrant used $60,000 of option notes on March 10, 1999, and
     $60,000 on March 31, 1999, with terms of 90 days from the date the option
     notes were funded.                                                              $  300,000
  Note payable, stockholder, consists of a revolving line of credit, due on demand to a related party, with a maximum borrowing facility of $300,000, bearing interest at 10%, unsecured, revolving line of credit, due on
     demand.                                                                         $  135,367

  Notes payable, others, consists of three notes, at an interest rate of 18%
     payable on demand, from individuals in the amounts of
     $95,000(2), $50,000, and $20,000.                                               $  165,000

NOTE F - LONG-TERM DEBT

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

     (Note O - Significant Events)                                                   $  775,000
     (Note Q - Subsequent Events)                                                    ----------
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

NOTE G - SHAREHOLDERS' EQUITY

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

NOTE H - RELATED PARTY TRANSACTIONS

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

NOTE I - INCOME TAXES

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

NOTE J - EARNINGS PER SHARE

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

NOTE K - LEGAL PROCEEDINGS

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

NOTE L - RESERVE FOR DOUBTFUL ACCOUNTS

The Registrant has not taken any reserves for its accounts receivable or notes receivable at this time, though it may change this policy in the future based on its experiences with respect to collections.

NOTE M - SIGNIFICANT EVENTS

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

NOTE N - Recent Accounting Pronouncements

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

NOTE O - SUBSEQUENT EVENTS

As of March 31, 1999, the Registrant had agreements for the acquisition of three companies: Klein Real Estate Services ("KRES"), JP Concepts, Inc. ("JP Concepts") and 1st Southern Mortgage ("1st Southern"). All transactions are subject to the transfer of certain licenses.

The common stock subscribed has been issued. Subsequently, there are 2,321,500 shares outstanding.

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

     The acquisition of Beachside, whose main activity is real estate development and redevelopment and investment in businesses within resort market places, is consistent with that business strategy. Since inception, the Registrant generated no revenues until its acquisition of Beachside.

RESULTS OF OPERATIONS

         Prior to December 14, 1998, the Registrant was a shell company and did not conduct an active business, and its historical results of operations were not meaningful. As a result of the Company's acquisition of Beachside on December 14, 1998, which was accounted for as a reverse acquisition, the Company has now become an operating entity.

Three Months Ended March 31, 1999

         For the three months ended March 31, 1999, the Registrant recorded revenues totaling $65,000, primarily attributable to rental revenue from its Beachside property. Operating expenses for the three months ended March 31, 1999 totaled $158,144, and are primarily expenses associated with operating Beachside, and administrative costs. Net interest expense for the three months ended March 31, 1999 totaled $103,534, principally relating to indebtedness associated with the Beachside property as well as to new borrowings. The Registrant recorded a net operating loss of $196,678 for the three months ended March 31, 1999.

From Inception (September 25, 1998) through March 31, 1999

         For the period from inception (September 25, 1998) through March 31, 1999, the Registrant recorded revenues totaling $81,555, primarily attributable to rental revenue from its Beachside property. Operating expenses for the period from inception (September 25, 1998) through March 31, 1999 totaled $355,102, and are primarily expenses associated with operating Beachside, as well as expenses associated with consummation of the acquisition of Beachside and administrative costs. Net interest expense for the period from inception (September 25, 1998) through March 31, 1999 totaled $126,240, principally relating to indebtedness associated with the Beachside property as well as to new borrowings. The Registrant recorded a net operating loss of $399,787 for the period from inception (September 25, 1998) through March 31, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

Prior to December 14, 1998, the Registrant was a shell company and did not conduct an active business, and its historical results of operations were not meaningful. As a result of the Company's acquisition of Beachside on December 14, 1998, which was accounted for as a reverse acquisition, the Company became an operating entity.

At March 31, 1999, the Registrant had cash and cash equivalents totaling $50,604. For the period from inception (September 25, 1998) through March 31, 1999, the Registrant used $473,308 of cash in operations, principally relating to its net loss and to a decrease in notes payable of $149,700. An increase in offering costs of $139,251 also contributed to cash flows used in operations. Cash flows used in investing activities during the period from inception (September 25, 1998) through March 31, 1999 totaled $33,955, attributable to capital expenditures. Cash flows provided by financing activities during the period from inception (September 25, 1998) through March 31, 1999 totaled $156,651, of which $1,195,367 was provided by an increase in notes payable and $667,500 was used for a cash distribution relating to the acquisition of Beachside. The increase in notes payable is primarily attributable to the issuance of $775,000 in convertible debentures.

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

                                   LAHAINA ACQUISITIONS, INC.

                                         (Registrant)

                                   By: /s/ L. Scott Demerau
                                       ----------------------------------
                                       Name:  L. Scott Demerau
                                       Title: President

October 29, 1999