Form 10-Q/A
period 1999-06-30
LAHAINA ACQUISITIONS INC
filed 1999-10-29
CIK 855684

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


                        5895 Windward Parkway, Suite 220
                           Alpharetta, Georgia 30005
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
                               INDEX TO FORM 10-Q


PART I       --  FINANCIAL INFORMATION                                                                PAGE

                 ITEM 1      Financial Statements

                             Consolidated Balance Sheets for June 30, 1999                               3
                             and for December 7, 1998

                             Consolidated Statements of Operations for the                               4
                             Three Months  Ended June 30, 1999 and for the
                             Period from Inception to June 30, 1999

                             Consolidated Statements of Changes in Shareholders'                         5
                             Equity for the Period from Inception to June 30,
                             1999

                             Consolidated Statements of Cash Flows for the                               6
                             Period from Inception to June 30, 1999

                             Notes to Consolidated Financial Statements for the                          7
                             Period from Inception to June 30, 1999

                 ITEM 2      Management's Discussion and Analysis of Financial                          14
                             Condition and Results of Operations

PART II      --  OTHER INFORMATION

                 ITEM 6      Exhibits and Reports on Form 8-K                                           17

SIGNATURES

              LAHAINA ACQUISITIONS, INC. AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS

                                                                 JUNE 30, 1999
                                                                  (UNAUDITED)     DECEMBER 7, 1998
                                                                 ---------------------------------
ASSETS
  Current Assets
     Cash ...............................................           $   60,261     $       --
     Accounts Receivable ................................               10,000             --
     Prepaid Expenses ...................................                   --         17,281
     Note Receivable ....................................                   --             --
     Escrow Funds .......................................               31,000         30,000
                                                                    ----------     ----------
  Total Current Assets ..................................              101,261         47,281

  Fixed Assets
     Land ...............................................              400,000        400,000
     Buildings ..........................................            2,434,289      2,403,623
     Equipment ..........................................              150,279        143,738
     Accumulated Depreciation ...........................              (82,769)       (24,389)
                                                                    ----------     ----------
  Total Fixed Assets ....................................            2,901,799      2,922,972

  Other Assets
     Offering Costs & Reserve ...........................              139,251             --
     Notes Receivable ...................................               62,000             --
     Other ..............................................                   --             --
                                                                    ----------     ----------
                                                                       201,251             --

TOTAL ASSETS ............................................           $3,204,311     $2,970,253
                                                                    ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  Current Liabilities
     Accounts Payable ...................................              540,294          4,250
     Notes Payable - Shareholder ........................                   --             --
     Notes Payable - Others .............................                   --        180,000
     Accrued Interest Payable ...........................                   --             --
     Other Current Liabilities ..........................                   --             --
     Security Deposits Payable ..........................                9,000          9,000
                                                                    ----------     ----------
  Total Current Liabilities .............................              549,294        193,250

Long-term Debt
  Note Payable - Mortgage ...............................            1,550,000      1,550,000
  Note Payable - Convertible Debenture ..................              775,000             --
                                                                    ----------     ----------
Total Long-term Debt ....................................            2,325,000      1,550,000
                                                                    ----------     ----------

TOTAL LIABILITIES .......................................            2,874,294      1,743,250

SHAREHOLDERS' EQUITY
  Preferred Series A Convertible Stock, 10,000,000 Shares
    Authorized, 1,910,000 Shares Issued and
    Outstanding at June 30, 1999 (Unaudited) and
    December 7, 1998 ....................................                   --             --
  Common Stock, $1.00 Par Value, 500 Shares Authorized,
    500 Shares Issued and Outstanding
    at December 7, 1998 .................................                   --            500
  Common Stock, No Par Value, 800,000 Shares Authorized,
    2,493,833 Shares Issued and Outstanding at
    June 30, 1999 (Unaudited) ...........................            1,093,171             --

  Additional Paid-in Capital - Common Stock .............                   --      1,247,069
  Retained Deficit ......................................             (763,154)       (20,566)
                                                                    ----------     ----------
TOTAL SHAREHOLDERS' EQUITY ..............................              330,017      1,227,003
                                                                    ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............           $3,204,311     $2,970,253
                                                                    ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                             LAHAINA ACQUISITIONS, INC.
                                  AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          FROM INCEPTION
                                  FOR THE THREE           (SEPTEMBER 25,
                                  MONTHS ENDED            1998) THROUGH
                                  JUNE 30, 1999            JUNE 30, 1999
                                  (UNAUDITED)               (UNAUDITED)
                                   ----------------------------------------
REVENUE: ..................        $    62,158           $  143,713
  Operating Expenses ......            347,119              702,221
                                    ----------           ----------
  Operating Loss ..........           (284,961)            (558,508)
  Interest Expense ........            (78,406)            (204,646)
                                    ----------           ----------
  Net Loss.................        $  (363,367)          $ (763,154)
                                    ----------           ----------
  INCOME (LOSS) PER SHARE:
  Basic ...................        $     (0.15)          $    (0.31)
  Shares for Basic.........          2,433,833            2,433,833
  Diluted..................        $     (0.15)          $    (0.31)
  Shares for Diluted.......          6,251,500            6,251,500


See accompanying Notes to the Consolidated Financial Statements.

                   LAHAINA ACQUISITIONS, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                SERIES A
                                           PREFERRED STOCK --      COMMON STOCK --
                                              NO PAR VALUE           NO PAR VALUE       ADDITIONAL                   TOTAL
                                          --------------------   --------------------    PAID-IN     RETAINED    STOCKHOLDERS'
                                           SHARES      AMOUNT     SHARES      AMOUNT     CAPITAL      DEFICIT       EQUITY
                                          ---------   --------   ---------   --------   ----------   ---------   -------------
Balance at September 24, 1998 (date of
  inception)............................         --   $     --          --   $     --   $       --   $      --    $       --
Issuance of common stock................         --         --         500        500           --          --           500
Non-cash capital contributions..........         --         --          --         --    1,247,069          --     1,247,069
Net Loss................................         --         --          --         --           --     (20,566)      (20,566)
                                          ---------   --------   ---------   --------   ----------   ---------    ----------
Balance at December 7, 1998.............         --         --         500        500    1,247,069     (20,566)    1,227,003
Adjustment for Merger...................         --         --          --       (500)         500          --            --
                                          ---------   --------   ---------   --------   ----------   ---------    ----------
Balance at December 7, 1998, as
  adjusted..............................         --         --         500         --    1,247,569     (20,566)    1,227,003
Cash Distribution.......................         --         --          --         --     (667,500)         --      (667,500)
Issuance of common preferred stock for
  acquired company......................  1,910,000         --   2,246,000         --       (7,065)         --        (7,065)
Net Loss................................         --         --          --         --           --    (182,543)     (182,543)
                                          ---------   --------   ---------   --------   ----------   ---------    ----------
Balance at December 31, 1998
  (Unaudited)...........................  1,910,000         --   2,246,500         --      573,004    (203,109)      369,895
Issuance of common stock................         --         --      75,000         --       30,000          --        30,000
Net Loss................................         --         --          --         --           --    (196,678)     (196,678)
                                          ---------   --------   ---------   --------   ----------   ---------    ----------
Balance at March 31, 1999 (Unaudited)...  1,910,000         --   2,321,500         --      603,004    (399,787)      203,217
Issuance of common stock................         --         --     232,333         --      577,867          --       577,867
Repurchase and retirement of treasury
  stock.................................         --         --     (60,000)        --      (87,700)         --       (87,700)
Net Loss................................         --         --          --         --           --    (363,367)     (363,367)
                                          ---------   --------   ---------   --------   ----------   ---------    ----------
Balance at June 30, 1999 (Unaudited)....  1,910,000   $     --   2,493,833   $     --   $1,093,171   $(763,154)   $  330,017
                                          =========   ========   =========   ========   ==========   =========    ==========

   The accompanying notes are an integral part of these financial statements

                    LAHAINA ACQUISITIONS INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 From Inception
                                                                                 (September 25,
                                                                                 1998) through
                                                                                 June 30, 1999
                                                                                  (Unaudited)
                                                                                 --------------
Net loss                                                                         $     (763,154)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation                                                                          58,380
   Expenses paid on behalf of the company by the majority shareholder                    11,538
   (Increase) decrease in:
         Accounts receivable                                                            (10,000)
         Prepaid expenses                                                                18,835
         Escrow funds                                                                    (1,000)
         Notes payable                                                                  (62,000)
         Offering costs                                                                (139,251)
   Increase in accounts payable                                                         533,201
                                                                                 --------------
Net cash used in operating activities                                                  (353,451)
                                                                                 --------------

CASH FLOWS USED IN OPERATING ACTIVITIES - capital expenditures                          (33,955)
                                                                                 --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of notes payable                                        1,172,867
   Proceeds from the issuance of common stock                                            30,000
   Cash distribution                                                                   (667,500)
   Repurchase and retirement of common stock                                            (87,700)
                                                                                 --------------
Net cash provided by financing activities                                               447,667
                                                                                 --------------

Net increase in cash                                                                     60,261

Cash at beginning of period                                                                  --
                                                                                 --------------
Cash at end of period                                                            $       60,261
                                                                                 ==============

Supplemental disclosure of non-cash items

   Non-cash capital contributions by majority stockholder                             1,247,569
                                                                                 ==============
   Purchase of Lahaina Acquisitions, Inc.                                        $       (7.065)
                                                                                 ==============
   Conversion of line of credit into common stock                                $      277,500
                                                                                 ==============
   Conversion of loan to majority stockholder into additional paid-in capital    $      135,367
                                                                                 ==============
   Assumption of debt by majority stockholder                                    $      165,000
                                                                                 ==============

   The accompanying notes are an integral part of these financial statements.

                   Lahaina Acquisitions, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
    For the Period from Inception (September 25, 1998) through June 30, 1999
                                  (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As discussed further in Note M, Lahaina Acquisitions, Inc. ("Lahaina") acquired Beachside Commons I, Inc. ("Beachside") (collectively, the "Company") on December 7, 1998. The purchase was accounted for as a reverse acquisition, whereby Beachside was determined to be the accounting acquiror in accordance with Staff Accounting Bulletin No. 97 (SAB 97). The assets and liabilities of Lahaina were recorded at the historical cost basis as it was a shell company at December 7, 1998.

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, who are responsible for their integrity and objectivity. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. All adjustments have been made that, in the opinion of management, are necessary for a fair statement of the results of the interim period. Other than the acquisition of Beachside Commons I, Inc. ("Beachside") described in Note O, all adjustments made have been of a normal and recurring nature. These accounting policies conform to generally accepted accounting principles and have been applied in the preparation of the financial statements.

REGISTRANT'S ACTIVITIES AND OPERATING CYCLE

Lahaina Acquisitions, Inc. (the "Company") is engaged in real estate development and property management. The Company's fiscal year ends September 30.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents for the purpose of determining cash flows.

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Depreciation is provided by straight-line methods for financial reporting and accelerated methods for income tax purposes over estimated useful lives, which range from 5 to 39.5 years.

NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable includes a $10,000 advance against accrued salary to a director.

NOTE C - NOTES RECEIVABLE

Notes receivable were reduced from the prior period as a result of the purchase of a note due from a customer, whose balance was $87,700 at March 31, 1999 and approximately $200,000 at June 30, 1999 which was purchased from the Company through the Redemption of 60,000 shares of the Registrant's Common Stock. The purchaser was Mongoose Investments, LLC. ("Mongoose"), the largest shareholder of the Company. The managing member of Mongoose is Richard P. Smyth, who is also the Company's Chairman and CEO. The purchase of the notes was part of the sale of the assets of JP Concepts, Inc. ("JP Concepts") a restaurant operation located at Beachside Commons, which was purchased by the Registrant on April 1, 1999, through the issuance of 20,000 shares of Common Stock and a note payable from the Registrant of $10,000.

The operation was not deemed to be important to the Registrant based on the Registrant's pending merger with The Accent Group, Inc. ("Accent"), was not profitable, and was not expected to achieve profitability in the near term. Included in the amounts owed to the Company by JP Concepts were amounts due for rent at Beachside Commons through September 1999. Mongoose has agreed to assume all responsibilities of the existing lease between JP Concepts and Beachside. The Board of Directors of the Company has deemed this transaction to be more favorable to the Company than any other third party transaction which it may have considered with regard to the disposition of the JP Concepts assets.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As discussed further in Note M, Lahaina Acquisitions, Inc. ("Lahaina") acquired Beachside Commons I, Inc. ("Beachside") (collectively, the "Company") on December 7, 1998. The purchase was accounted for as a reverse acquisition, whereby Beachside was determined to be the accounting acquiror in accordance with Staff Accounting Bulletin No. 97 (SAB 97). The assets and liabilities of Lahaina were recorded at the historical cost basis as it was a shell company at December 7, 1998.

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, who are responsible for their integrity and objectivity. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. All adjustments have been made that, in the opinion of management, are necessary for a fair statement of the results of the interim period. Other than the acquisition of Beachside Commons I, Inc. ("Beachside") described in Note O, all adjustments made have been of a normal and recurring nature. These accounting policies conform to generally accepted accounting principles and have been applied in the preparation of the financial statements.

REGISTRANT'S ACTIVITIES AND OPERATING CYCLE

Lahaina Acquisitions, Inc. (the "Company") is engaged in real estate development and property management. The Company's fiscal year ends September 30.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents for the purpose of determining cash flows.

PROPERTY, EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Depreciation is provided by straight-line methods for financial reporting and accelerated methods for income tax purposes over estimated useful lives, which range from 5 to 39.5 years.

NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable includes a $10,000 advance against accrued salary to a director.

NOTE C - NOTES RECEIVABLE

Notes receivable were reduced from the prior period as a result of the purchase of a note due from a customer, whose balance was $87,700 at March 31, 1999 and approximately $200,000 at June 30, 1999 which was purchased from the Company through the Redemption of 60,000 shares of the Registrant's Common Stock. The purchaser was Mongoose Investments, LLC. ("Mongoose"), the largest shareholder of the Company. The managing member of Mongoose is Richard P. Smyth, who is also the Company's Chairman and CEO. The purchase of the notes was part of the sale of the assets of JP Concepts, Inc. ("JP Concepts") a restaurant operation located at Beachside Commons, which was purchased by the Registrant on April 1, 1999, through the issuance of 20,000 shares of Common Stock and a note payable from the Registrant of $10,000.

The operation was not deemed to be important to the Registrant based on the Registrant's pending merger with The Accent Group, Inc. ("Accent"), was not profitable, and was not expected to achieve profitability in the near term. Included in the amounts owed to the Company by JP Concepts were amounts due for rent at Beachside Commons through September 1999. Mongoose has agreed to assume all responsibilities of the existing lease between JP Concepts and Beachside. The Board of Directors of the Company has deemed this transaction to be more favorable to the Company than any other third party transaction which it may have considered with regard to the disposition of the JP Concepts assets.

     An operating loan to 1st Southern Mortgage ("1st Southern"), secured by security interest in outstanding stock, due through December 31, 1999,
     bearing interest at 10% per annum.                                           $62,000

NOTE D - OFFERING COSTS - RESERVE
Offering costs reserve consists of costs incurred in preparation of the S-1 Registration Statement filing in the amount of $139,251. Upon completion of the S-1 Registration Statement, these costs will be charged against the equity accounts. If the S-1 Registration Statement is abandoned, these costs will be expensed as administrative costs. Management expects the shares involved in the S-1 Registration Statement to be issued during the Company's fiscal fourth quarter, at which time this reserve would be eliminated.

NOTE E - MERGER COSTS

Expenses charged against earnings during this quarter include costs associated with the planned merger with Accent, include legal, travel and consulting costs related to the transaction in the amount of approximately $150,000.

NOTE F - NOTES PAYABLE - CONVERSION OF LINE OF CREDIT

During the period the Company converted its working capital loan from GCA Strategic Investment Fund Limited into shares of the Company's Common Stock. The Company issued 146,667 shares in consideration of an outstanding balance of approximately $300,000 or $2.05 per share, including accrued interest and fees.

NOTE G - NOTES PAYABLE - REDUCTION BY SHAREHOLDER

As of June 30, 1999, for no additional consideration, the Company's largest shareholder has agreed to assume three notes payable, whose balance at June 30, 1999 was approximately $165,000, including principal and accrued interest. Further, the Company's largest shareholder has waived the obligations of the Company to repay its line of credit with the Company whose balance at June 30, 1999 was approximately $135,000. These transactions resulted in a reduction of liabilities of approximately $300,000.

NOTE H - LONG-TERM DEBT

Long-term debt at June 30, 1999, consisted of the following:

  Note payable to Pacific Coast Investment Company (secured by a first mortgage on the Beachside Commons property), at an interest rate of 15% payable in monthly installments of interest only. The entire principal is due and
     payable November 11, 2003.                                                     $1,550,000

  Note payable to GCA Strategic Investment Fund, Ltd.(1), dated December 4, 1998
     (secured by a second mortgage on the Beachside Commons property), and a $25,000 note payable to GCA Strategic Investment Fund, Ltd. dated
     November 4, 1998, both at an interest rate of 9%, maturing January 31, 2001
     with interest payable quarterly in arrears on the last day of March, June,      $  775,000
     September and December of each year until the maturity date. See Note M -
     Significant Events


                                                                                     ----------
                                                                                     $2,325,000
                                                                                     ==========


  (1) These notes include certain provisions, including issuance of warrants and conversion to common stock.

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

NOTE H - STOCKHOLDERS' EQUITY

The components of stockholders' equity are as follows:

  Preferred stock consists of 9.5% cumulative preferred stock of no par value with a liquidation value at $1.00 per share for each outstanding share of Series A Preferred Stock. There are 10,000,000 shares of Series A Preferred Stock authorized with 1,910,000 shares issued and outstanding at June 30, 1999. This stock may be converted into Common Stock of the Company at $1.00 per share, or 1,910,000 shares, at the option of the holder.

  Common stock is voting stock with no par value. There are 800,000,000 shares authorized with 2,493,833 shares issued and outstanding at June 30, 1999.

NOTE I - RELATED PARTY TRANSACTIONS

Included in current debt is a loan from the Company to 1st Southern for $62,000. The Company has an option to acquire. 1st Southern, which is currently owned by the son of the Company's Vice Chairman. The Vice Chairman of 1st Southern is a director of the Company. Should the acquisition be completed, the total consideration given would be the outstanding amount of this loan.

During the quarter the Company acquired, then disposed of, the assets of JP Concepts, a restaurant operation and tenant in the Company's Beachside Commons project. The assets were sold to the Company's largest shareholder, Mongoose. See Note "C".

JP Concepts was responsible for approximately 50% of the Company's revenues during this quarter.

NOTE J - INCOME TAXES

The Company has net operating loss carry-forwards of approximately $316,000 which are available to offset future taxable income. The loss carry-forwards expire $8,000 in 2016, $46,000 in 2017, $53,000 in 2018 and $209,000 in 2019. A
valuation has been established in the full amount of the deferred tax benefit resulting from the net operating loss carry-forwards for each of the periods ending June 30, 1999.

NOTE K - LEGAL PROCEEDINGS

The Company is party from time to time to various legal proceedings. In the opinion of management, there are no matters which might have a material impact on the Company's financial position or results of operations.

NOTE L - RESERVE FOR DOUBTFUL ACCOUNTS

The Company has not taken any reserves for its accounts receivable or notes receivable at this time, though it may change this policy in the future based on its experiences with respect to collections.

NOTE M - SIGNIFICANT EVENTS

As a result of the Company's merger on December 14, 1998 the Company became a holding company with an operating subsidiary.

Acquisition Transaction

On December 14, 1998, the Company purchased all of the outstanding stock of Beachside from Mongoose. The purchase was deemed effective as of December 7, 1998. Beachside is the owner of a commercial real estate development located on Fernandina Beach, Florida in the resort area of Amelia Island, Northeast Florida.

The Company paid the following for the Beachside stock: 1,250,000 newly issued shares of Common Stock of the Registrant; 1,910,000 newly issued shares of Series A of Preferred Stock, of the Registrant which shares are convertible into 1,910,000 shares of Common Stock; and $667,500 in cash, which was a portion of the $750,000 borrowed in connection with this transaction by the Registrant under the Original Note, before amendment.

At the same time, Mongoose purchased 750,000 shares of Common Stock from Paxford Investments, Ltd., ("Paxford") an existing shareholder of the Company, for $300,000.

As a result of the above transactions, a change in the control of the Company occurred in that Mongoose owns 1,715,000 shares of the 2,493,833 shares of Common Stock outstanding on June 30, 1999 or approximately 70% of such shares. Mongoose could own an additional 1,910,000 shares of Common Stock upon conversion of its Series A Preferred Stock. It is currently estimated that the conversion of the convertible debenture and the exercise of the warrants will result in an additional 1,200,000 to 2,100,000 shares of Common Stock being issued. According to current estimates, the convertible debenture as amended will convert into 885,714 shares of Common Stock. The warrant attached to the line of credit is exercisable for 200,000 shares of Common Stock, the warrant issued December 4, 1998 is exercisable for 60,000 shares of Common Stock, the warrant attached to the convertible debenture is exercisable for 15,000 shares of Common Stock and the Right is exercisable for 25,000 shares of Common Stock. Thus, after conversion of all convertible securities, it is likely that Mongoose will remain in the control of the Company for the foreseeable future. The Managing Member of Mongoose is Richard P. Smyth.

The assets of Beachside consist of two buildings and unimproved real estate, leases to tenants in the buildings and minimal operating capital. The property is subject to (1) a first mortgage securing a loan in the amount of $1,550,000 bearing interest at 15% per annum, principal and interest payable and due December 1, 2001, and (2) a second mortgage in favor of GCA securing repayment of the Note. Once the Note is converted to Common Stock the second mortgage will be released. The Company intends to continue operating the developed portion of the Beachside property and intends to initiate and complete the development of the currently undeveloped portion of the Beachside property when appropriate financing can be obtained.

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

The Company has received additional operating loans from GCA Strategic Investment Fund, Ltd. in the form of three ninety-day convertible notes that total $300,000. The notes include up-front charges totaling $48,000. The charges expensed during the nine months ended June 30, 1999 totaled $52,500, including discounted amounts. On June 1, 1999 the Company converted this Note into 146,667 shares of Common Stock. (See Note F.)

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

The assets of JP Concepts were acquired on April 1, 1999 for the consideration of 20,000 shares of the Registrant's Common Stock and a note payable to JP Concept's shareholder in the amount of $10,000. On June 30, 1999, the same assets, including accrued rent due to the Registrant, were sold to Mongoose for the contribution of 60,000 shares of the Company's Common Stock.

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

     The acquisition on of Beachside, whose main activity is real estate development and redevelopment and investment in business within resort market places, is consistent with that business strategy. Since inception, the Registrant generated no revenues until its acquisition of Beachside.

RESULTS OF OPERATIONS

     Prior to December 14, 1998, the Registrant was a shell company and did not conduct an active business, and its historical results of operations were not meaningful. As a result of the Company's acquisition of Beachside on December 14, 1998, which was accounted for as a reverse acquisition, the Company has now become an operating entity.

Three Months Ended June 30, 1999

     For the three months ended June 30, 1999, the Registrant recorded revenues totaling $62,158, primarily attributable to rental revenue from its Beachside property. Operating expenses for the three months ended June 30, 1999 totaled $347,119, and are primarily expenses associated with operating Beachside, as well as expenses associated with administrative costs. Net interest expense for the three months ended June 30, 1999 totaled $78,406, principally relating to indebtedness associated with the Beachside property as well as to other borrowings. The Registrant recorded a net operating loss of $363,367 for the three months ended June 30, 1999.

From Inception (September 25, 1998) through June 30, 1999

     For the period from inception (September 25, 1998) through June 30, 1999, the Registrant recorded revenues totaling $143,713, primarily attributable to rental revenue from its Beachside property. Operating expenses for the period from inception (September 25, 1998) through June 30, 1999 totaled $702,221, and are primarily expenses associated with operating Beachside, as well as expenses associated with consummation of the acquisition of Beachside and administrative costs. Net interest expense for the period from inception (September 25, 1998) through June 30, 1999 totaled $204,646, principally relating to indebtedness associated with the Beachside property as well as to new borrowings. The Registrant recorded a net operating loss of $763,154 for the period from inception (September 25, 1998) through June 30, 1999.

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

At June 30, 1999, the Registrant had cash and cash equivalents totaling $60,261. For the period from inception (September 25, 1998) through June 30, 1999, the Registrant used $353,451 of cash in operations, principally relating to its net loss offset somewhat by an increase in accounts payable of $533,201. An increase in offering costs of $139,251 also contributed to cash flows used in operations. Cash flows used in investing activities during the period from inception (September 25, 1998) through June 30, 1999 totaled $33,955, attributable to capital expenditures. Cash flows provided by financing activities during the period from inception (September 25, 1998) through June 30, 1999 totaled $447,667, of which $1,172,867 was provided by an increase in notes payable and $667,500 was used for a cash distribution relating to the acquisition of Beachside. The increase in notes payable is primarily attributable to the issuance of $775,000 in convertible debentures.

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

                                   LAHAINA ACQUISITIONS, INC.

                                         (Registrant)

                                   By: /s/ L. Scott Demerau
                                       --------------------------------------
                                       Name:  L. Scott Demerau
                                       Title: President

October 29, 1999