Form 10-K405
period 1999-09-30
LAHAINA ACQUISITIONS INC
filed 2000-01-14
CIK 855684

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                  For the fiscal year ended September 30, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
              For the transition period from _________ to_________

                        Commission file number: 0-27480

                           LAHAINA ACQUISITIONS, INC.
             (Exact name of Registrant as specified in its charter)

                     COLORADO                               84-1325695
          (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)              Identification No.)

                        5895 Windward Parkway, Suite 220
                           Alpharetta, Georgia 30005
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (770) 754-6140

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Based on the closing price for the Registrant's common stock of $2.593 on January 3, 2000, the aggregate market value of the voting stock held by non-affiliates is approximately $15,763,742.

The number of outstanding shares of Common Stock, No Par Value, of the Registrant as of January 3, 2000 was 16,332,945.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Part IV - Current Report on Form 8-K dated August 23, 1999 and filed with the commission on September 7, 1999.
2.   Part IV - Registration Statement on Form 10, filed December 29, 1995.
3. Part IV - Current Report on Form 8-K dated and filed with the commission on December 28, 1999.
4. Part IV - Quarterly Report on Form 10-Q/A for the period ended December 31, 1998, filed with the commission on October 29, 1999.
5. Part IV - Post Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-74607) filed with the commission on October 22, 1999.
6. Part IV - Current Report on Form 8-K dated September 17, 1999 and filed with the commission on September 21, 1999.



                                  Page 1 of 50
                        Exhibit Index begins on Page 44

                           LAHAINA ACQUISITIONS, INC.
                               INDEX TO FORM 10-K




                                                                                 Page
                                         PART I
   ITEM 1.         BUSINESS                                                        3
   ITEM 2.         PROPERTIES                                                      7
   ITEM 3.         LEGAL PROCEEDINGS                                               7
   ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             8

                                         PART II
   ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS                                             9
   ITEM 6.         SELECTED FINANCIAL DATA                                        10
   ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                            11
   ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK                                                    18
   ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    19
   ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE                            38

                                        PART III
   ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT             39
   ITEM 11.        EXECUTIVE COMPENSATION                                         39
   ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT                                                     41
   ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 42

                                        PART IV
   ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                   FORM 8-K                                                       44

                   SIGNATURES                                                     46



                           FORWARD-LOOKING STATEMENTS
With the exception of historical information, the matters discussed in this Annual Report on Form 10-K include forward-looking statements. Those statements relate to dividends; business plans, programs and trends; results of future operations; uses of future earnings; satisfaction of future cash requirements; funding of future growth; acquisition plans; and other matters. Words or phrases such as "will," "hope," "expect," "intend," "plan" or similar expressions generally are intended to identify forward-looking statements. Those statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein. The principal risks and uncertainties that may affect the Company's actual performance and results of operations include the following: general economic conditions and interest rates; adverse weather; changes in property taxes and energy costs; changes in federal income tax laws and federal mortgage financing programs; governmental regulation; changes in governmental and public policy; changes in economic conditions specific to one or more of the Company's markets and businesses; competition; availability of raw materials; and unexpected operations difficulties. Other risks and uncertainties may also affect the outcome of the Company's actual performance and results of operations. Readers are cautioned not to place undue reliance on the forward-looking statements made in, or incorporated by reference into, this Annual Report on Form 10-K or in any document or statement referring to this Annual Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Lahaina Acquisitions, Inc. ("Lahaina" or the "Company") is a multi-state provider of mortgage brokerage services to consumers and also operates a multi-state real estate development organization. The Company's operations consist of a mortgage financing division ("Accent Mortgage Services, Inc." or "AMSI"), and a real estate development division ("Accent Real Estate Group" or "ARG").

         AMSI is a residential mortgage broker, providing mortgage brokerage services to consumers through several traditional branch offices located primarily in the Atlanta, Georgia metropolitan area. AMSI recently began recruiting activities aimed at adding additional mortgage brokerage operations to its branch operations, utilizing a new branching concept, and as of the date of this report has recruited approximately 200 new branches. ARG is a multi-state real estate development organization engaged in the acquisition, development and sale of a wide variety of real estate projects.

BACKGROUND AND RECENT DEVELOPMENTS

         The Company was incorporated under Colorado law in April 1989 for the purpose of acquiring an interest in one or more business opportunities or ventures. Prior to December 14, 1998, the Company did not conduct an active business.

         On December 14, 1998, the Company purchased all of the outstanding stock of Beachside Commons I, Inc. ("Beachside") from Mongoose Investments, LLC ("Mongoose"). Beachside is the owner of a commercial real estate development located in Fernandina Beach, Florida on Amelia Island. At the time of the purchase, Beachside's assets consisted of two buildings and unimproved real estate, tenant leases and minimal operating capital.

         The purchase was accounted for as a reverse acquisition with Beachside being identified as the accounting acquiror in accordance with Staff Accounting Bulletin No. 97 ("SAB 97"). The acquisition was accounted for using the historical cost basis of the acquired company, Lahaina, as it was a shell company at December 7, 1998.

         On August 23, 1999, Lahaina merged with The Accent Group, Inc. ("Accent"), an Atlanta, Georgia based real estate development and mortgage financing entity. The merger was accounted for as a reverse acquisition with Accent being the accounting acquiror in accordance with SAB 97. Prior to the merger, there were 1,321,500 shares of no par value per share Accent common stock issued and outstanding (the "Accent Common Stock"). The Accent Common Stock was issued in exchange for the contribution to Accent of (i) certain parcels of real property owned by the holder of such shares (ii) options to purchase certain parcels of real estate, (iii) 100% interest in AMSI and (iv) consulting fees incurred in connection with the merger. Upon the closing of the merger, each share of Accent Common Stock was surrendered to the Company and the Company issued a total of 13,251,000 shares of Common Stock to the prior holders of Accent Common Stock. Of the 13,251,000 shares of Common Stock issued, 4,301,000 were issued and released immediately to their holders. The remaining 8,950,000 shares of Common Stock were issued subject to certain conditions of release as set forth in the Merger Agreement, and are currently being held by the Company.

         The conditions of release were designed to ensure that no shareholder received shares of Common Stock until they had fully conveyed the consideration for the Accent Common Stock. As of January 11, 2000, conditions of release of such shares have been satisfied or waived with respect to a total of 5,600,000 of the 8,950,000 shares of Common Stock. The conditions of release of the remaining 3,350,000 shares of Common Stock have not, as of January 11, 2000, been satisfied. There is no guarantee that the remaining shares will ever be released.

         Prior to the merger, the Company redeemed 1,910,000 shares of Preferred Stock held by the then-majority shareholder Richard P. Smyth for 415,000 shares of Common Stock, entered into consulting agreements with each of Gerald F. Sullivan and Gator Glory, LLC, a limited liability company managed by Smyth, and issued a convertible note in the amount of $500,000. The proceeds of the convertible note were primarily used to finance the payment of the Company's accounts payables incurred through the date of the merger.

CHANGE IN CONTROL AND MANAGEMENT

         A change of control of the Company occurred as a result of the Merger.
L. Scott Demerau ("Demerau"), directly, through his wife and through his ownership of Eutopean Enterprises, LLC, controls approximately 38.6% of the Company's issued and outstanding shares. When Demerau's shares are combined with those held by Accent Associates, LLC, and Kingdom Generals, LLC, entities controlled by relatives of Demerau, Demerau controls approximately 52% of the Company's issued and outstanding Common Stock. After the conversion of all convertible securities, it is likely that Demerau will remain in control of the Company for the foreseeable future.

CHANGE IN BOARD OF DIRECTORS

         The board of directors of the Company, as well as the Company's management, changed as a result of the merger with Accent. All previous directors of the Company resigned as a result of the merger with Accent, but prior to their resignation they elected L. Scott Demerau, Sherry Sagemiller, Betty M. Sullivan and Bart Siegel as directors of the Company.

         Each of the directors above, with the exception of Bart Siegel are employees of the Company. Management of the Company's operations has been transferred to the Atlanta, Georgia based Accent Group.

BUSINESS OPERATIONS

         As a result of the merger with Accent, the Company acquired additional assets, primarily in the form of real estate and a mortgage financing entity. The Company's operations consist of a mortgage financing division and a real estate development division.

ACCENT MORTGAGE SERVICES (AMSI)

         AMSI is a residential mortgage broker providing mortgage brokerage services to consumers through several traditional branch offices located primarily in the Atlanta, Georgia metropolitan area. AMSI recently began recruiting activities aimed at adding additional mortgage brokerage operations to its branch operations, utilizing a new branching concept. Under this concept, AMSI recruits mortgage brokerage professionals to originate mortgage loans under AMSI's license in those states where AMSI is licensed to provide mortgage brokerage services. All fees associated with originating and closing mortgage loans are forwarded to AMSI, from which AMSI then distributes the appropriate commissions (net of AMSI's fees). AMSI provides training and substantial marketing and administrative support to its branches. Branches utilize AMSI's senior level of licensing, along with AMSI's access to a broader range of funding sources, to originate larger numbers of loans than they might otherwise be capable of originating.

         AMSI branch offices actively solicit the origination of a variety of types of residential mortgage loans, through personal contact as well as via the Internet. Interested consumers are encouraged to submit a pre-qualification application via a branch website, after which a loan officer will establish personal contact. AMSI loan officers guide consumers through the entire process of obtaining a mortgage loan, from the initial application to the final closing of the mortgage loan. AMSI has established relationships with multiple potential funding sources, providing a wide variety of mortgage financing options for consumers.

         AMSI provides substantial marketing and administrative support to its branch offices, including access to a proprietary Internet site for generating loan application information, communicating with the Company's corporate office, access to loan origination software, and receiving accounting information relating to loan origination activity. Additionally, AMSI provides a senior level of licensing under which its branch offices may originate mortgage loans.

         As of the date of this report, AMSI has recruited more than 200 branch offices, and is presently licensed to originate mortgage loans in 21 states. AMSI intends to pursue licenses in additional states.

         AMSI also brokers an interim financing product to the manufactured housing industry. The manufactured housing industry is experiencing significant growth due to certain affordability factors associated with this type of housing. AMSI's interim financing product is designed to bridge the period of time between the date that a housing unit is shipped to its permanent site and the date that permanent mortgage financing is closed and funded. Interim financing allows the manufactured housing dealer to receive a staged revenue stream during the process. AMSI also offers permanent mortgage brokerage services to this industry.

         AMSI contributed $837,803 or 90.4 percent to the Company's consolidated revenue for the period from July 9, 1999 (date of inception) to September 30, 1999.

         The market for the brokerage of mortgage loans is rapidly evolving, and competition for borrowers is intense and is expected to increase significantly in the future. AMSI believes that the primary factors involved in choosing a mortgage broker include personalized service, availability of competitive financing rates and financing programs, and the ease with which the financing can be completed, among others. While AMSI believes it is an effective competitor, there can be no assurance that AMSI's competitors and potential competitors will not develop services and products that are equal or superior to those of AMSI or that achieve greater market acceptance than its products and services.

         AMSI also holds a subsidiary, Beachside Commons I, Inc. ("Beachside Commons" or "Beachside"). Beachside Commons is an oceanfront mixed use commercial development located in Fernandina Beach, Florida on Amelia Island. Beachside consisted of a retail building and an oceanfront lot suitable for development. On December 30, 1999, Lahaina and AMSI sold Beachside Commons to NP Holding, LLC. The Company's former chairman is a member of NP Holding, LLC. The terms of the sale called for the purchaser to assume the first mortgage on the property and to issue a note to the Company and AMSI in the amount of $3,000,000. The note is secured by 660,000 shares of the Company's common stock; such shares are held in escrow by a trustee.

         The financial information related to this segment can be found in the footnotes to the Company's consolidated financial statements found in Item 8 of the annual report on Form 10-K.

ACCENT REAL ESTATE GROUP (ARG)

         ARG is a multi-state real estate development organization engaged in the acquisition, development and sale of a wide variety of real estate projects. As a result of the formation of Accent, and the Company's subsequent merger with Accent and exercise of options to acquire land, the Company now owns land or options to acquire land, and has assumed and/or issued associated indebtedness. The Company may assume additional indebtedness should it choose to exercise the remaining options. A number of the Company's development-ready projects are now in various stages of development, including:

         SWISS AIR ESTATES - a lakefront gated residential community located at Lake Sidney Lanier, just north of metropolitan Atlanta, Georgia. This property consists of 12 estate-sized lots priced from $350,000 to more than $900,000. The property is zoned and is under development.

         CASTLEBERRY RESIDENTIAL COMMUNITY - The Company holds an option to acquire a 33 acre parcel in Cumming, Georgia. The Company intends to develop a multi-family residential townhouse community. Plans call for the development and sale of approximately 190 mid-level townhomes in the $150,000 to $180,000 price range. The property is zoned, and the project is in the design phase.

         PEACHTREE INDUSTRIAL BOULEVARD - a commercial/industrial tract totaling approximately 50 acres located on Peachtree Industrial Boulevard in Fulton County, Georgia. This tract is in the design stages, and plans call for development of an industrial park.

         ATHENS, TENNESSEE - The Company holds an option to acquire land in Athens, Tennessee. Plans call for the development of an upscale residential modular home community totaling approximately 65 lots on a 40 acre tract.

         In addition to the properties listed above, Demerau holds redeemable common stock relating to options to purchase three family entertainment centers located in Roswell, Georgia, Cocoa Beach, Florida and Pensacola, Florida. Such options are to be delivered to the Company by Demerau. Release of the redeemable Common Stock to Demerau is contingent upon delivery of the options on or before July 9, 2000. The entertainment centers consist of miniature golf and game facilities.

         ARG competes with commercial developers, real estate companies and other real estate owners for development and acquisition opportunities in all of its market areas. While ARG believes it is an effective competitor in the real estate development market, certain of its competitors may have greater capital and other resources than those of the Company.

         The financial information related to this segment can be found in the footnotes to the Company's consolidated financial statements found in Item 8 of the annual report on Form 10-K.

GOVERNMENT REGULATION

         The Company's mortgage brokerage services division and its real estate development division are subject to various laws and regulations. AMSI is subject to rules and regulations promulgated by federal, state and local regulatory agencies in connection with originating, processing, underwriting and selling mortgage loans. These rules and regulations, among other things impose licensing obligations on AMSI, prohibit discrimination, establish underwriting guidelines and mandate disclosures and notices to borrowers. ARG is required to comply with various federal, state and local environmental, zoning, land use, licensing and other laws and regulations which govern its operations. Existing regulations may have a material adverse impact on the Company's operations by, among other things, imposing additional compliance costs and delaying the period in which mortgages may be processed or real estate projects may be brought to market.

         To date, the Company has not expended significant resources on lobbying or related government affairs issues but may be required to do so in the future.

EMPLOYEES

         As of the date of this report, the Company employs 25 people within its corporate division and has approximately 300 branch employees.

EXECUTIVE OFFICERS OF THE COMPANY

         Certain information about the Company's executive officers is provided below.

         L. Scott Demerau, age 39, was elected as a director, the Chief Executive Officer and President of the Company effective August 23, 1999. Mr. Demerau holds a B.A. from the Ferris State University. Mr. Demerau began his entrepreneurial career in 1986 by forming a family entertainment center company, Mountasia. Mountasia held an Initial Public Offering in 1993 and merged with Malibu Entertainment Worldwide in 1994 where he served as Chairman, President and CEO until 1997. From 1997 to 1999, Mr. Demerau served as a consultant to Malibu. Mr. Demerau has served as a director of Malibu since 1993.

         Betty M. Sullivan, age 49, was elected as a director, the Executive Vice President - Administration and Secretary of the Company effective August 23, 1999. She is a graduate of the American Institute of Banking, Louisiana State University. Ms. Sullivan was Assistant Vice President with Sun Banks of Florida from 1968 to 1980. She was owner and operator of two Sonny's Real Pit BarBQ Restaurants, and four Athletic Attic Sporting Goods Stores from 1981 to 1986. She was employed with Malibu Entertainment Worldwide (formerly Mountasia) as Vice President of Operations, Vice President of Human Relations, Vice President of Investors Relations and Secretary from 1987 to 1999.

         William A. Thurber, age 46, was elected Executive Vice President - Finance and Treasurer of the Company effective September 28, 1999. From 1997 until June 1999, Mr. Thurber served as Treasurer of Vanstar Corporation, a NYSE technology services company. From 1992 to 1997, Mr. Thurber served as Assistant Treasurer and Director of Finance for John H. Harland Company, a NYSE financial printing company. Mr. Thurber was also employed by Harland from January 1988 until November 1988. From 1989 to 1992, Mr. Thurber served as Vice President for a unit of NationsBank Corporation. From November 1988 until March 1989, Mr. Thurber served as Chief Financial Officer of StarTouch Communications, Inc., a telecommunications company. From 1981 to 1988, Mr. Thurber was employed by Contel Corporation, a NYSE telecommunications company. From 1977 to 1981, Mr. Thurber was employed by Grumman Corporation, a NYSE aerospace defense contractor. Mr. Thurber holds an MBA Degree in Corporate Finance from Hofstra University, as well as a BS Degree in Accounting from New York Institute of Technology.

ITEM 2.  PROPERTIES

      The Company's operations are principally located in a two story office building in Alpharetta, Georgia, a suburb of Atlanta. The Company occupies approximately 9,000 square feet of office space under a lease that expires in August 2004. Annual rent associated with this office space is approximately $158,000 including utilities. ARG presently holds the following properties for sale and/or development:

         SWISS AIR ESTATES - a lakefront gated residential community located at Lake Sidney Lanier, just north of metropolitan Atlanta, Georgia. This property consists of 12 estate-sized lots priced from $350,000 to more than $900,000. The property is zoned and is under development.

         PEACHTREE INDUSTRIAL BOULEVARD - a commercial/industrial tract totaling approximately 50 acres located on Peachtree Industrial Boulevard in Fulton County, Georgia. This tract is in the design stages, and plans call for development of an industrial park.

ITEM 3.  LEGAL PROCEEDINGS

      In July and August 1998, AMSI acquired from SGE Mortgage Funding Corporation and related entities ("SGE") notes secured primarily by first security interest in residences. The selling entity, SGE, has been placed in receivership by Order of the Superior Court of Tift County, Georgia. The receiver is charged with the responsibility of settling competing claims, if any, to loans made and sold by SGE. Many of the loans acquired by the Company from SGE were later sold to Matrix Bank for a total purchase price of $623,032. Matrix Bank contends some of the loans are subject to competing claims or are non-performing assets, and has demanded that the Company reacquire these loans. The Company is negotiating with Matrix to resolve these issues, however, the ultimate resolution is unknown at this time. The Company has not provided for any loss which may result from the Matrix transaction.

      The Company is also subject to various litigation in the ordinary course of business. In the opinion of management, resolution of such matters will not have a significant effect on the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended September 30, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades over-the-counter on the bulletin board operated by the National Association of Securities Dealers, Inc. under the symbol "LAHA." The following table sets forth the high and low closing bid of the Company's Common Stock for each quarter during the past two fiscal years. The prices reflect inter-dealer quotations without retail mark-ups, mark downs and commissions, and do not necessarily represent actual transactions. The Company's securities began trading in August 1996.

                                                    High           Low
                                                 ----------     ----------
   Fiscal Year Ended September 30, 1999:
      Fourth Quarter                             $    6.750     $    3.125
      Third Quarter                                   4.625          0.500
      Second Quarter                                  4.000          1.500
      First Quarter                                   4.000          0.031
   Fiscal Year Ended September 30, 1998:
      Fourth Quarter                             $    1.500     $    0.875
      Third Quarter                                   3.250          0.875
      Second Quarter                                  3.250          0.875
      First Quarter                                   3.250          0.875


         As of January 3, 2000 there were approximately 260 holders of record of the Company's common stock.

         The Company has never declared or paid any cash dividends on the Common Stock and does not presently intend to pay cash dividends on the Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         As a result of the merger between Lahaina and Accent, the historical financial statements of the Company for the period prior to August 23, 1999 are the consolidated financial statements of Accent from its date of inception, July 9, 1999. The operations of Lahaina and AMSI have been included in the Company's financial statements from the date of acquisition. The selected consolidated annual financial data presented below was derived from the Company's audited consolidated financial statements for the period from July 9, 1999 (date of inception) to September 30, 1999. This selected consolidated annual financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.


                                                              LAHAINA
                                                         ACQUISITIONS, INC.

                                                        From July 9, 1999 (date
                                                            of inception) to
                                                           September 30, 1999
                                                        -----------------------
INCOME STATEMENT DATA:
Revenue                                                    $    926,712
Operating loss                                             $    880,443
Loss before income taxes                                   $  1,155,305
Net loss                                                   $  1,155,305
Basic and diluted loss per share                           $      (0.08)

                                                        At September 30, 1999
                                                        ---------------------
BALANCE SHEET DATA:
Total assets                                               $  9,005,426
Total debt                                                 $  9,280,931
Total liabilities                                          $ 11,642,691
Stockholders' deficit                                      $ (2,544,736)
Total liabilities and stockholders' deficit                $  9,005,426

SELECTED PREDECESSOR FINANCIAL DATA

         The following table presents selected predecessor financial data for AMSI on a historical basis for the periods indicated. The financial information for AMSI for the years ended December 31, 1998 and 1997 and the six month period ended June 30, 1999 are derived from the financial statements of AMSI. The results for the interim periods are not necessarily indicative of the results for the full fiscal year or any future period. Interim results reflect all adjustments, which are in the opinion of management, necessary to a fair statement of these results.



                                                                                                      SIX MONTH
                                                                                                       INTERIM
                                              ACCENT MORTGAGE SERVICES, INC.                            PERIOD
                                             FOR THE YEARS ENDED DECEMBER 31,                           ENDED
                                                                                                       JUNE 30,
                          -----------------------------------------------------------------------    -----------
INCOME STATEMENT DATA:        1994          1995           1996          1997            1998           1999
                          -----------   -----------    -----------    -----------    ------------    -----------
Revenue (1)               $   265,996   $   629,854    $ 1,039,172    $ 1,082,090    $  1,211,246    $   236,875
Income (loss) from
operations                $    40,126   $    87,997    $   127,225    $  (149,171)   $ (1,162,610)   $  (200,003)
Income (loss) before
income taxes              $    41,896   $    82,707    $   116,082    $  (168,407)   $ (1,332,030)   $  (389,446)

(1) Amounts are net of brokerage services expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of operations and financial condition of Lahaina Acquisitions, Inc. should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report on Form 10-K.

GENERAL

       Lahaina Acquisitions, Inc. ("Lahaina" or the "Company") is a multi-state provider of mortgage brokerage services to consumers and also operates a multi-state real estate development organization. The Company's operations consist of a mortgage financing division ("Accent Mortgage Services, Inc." or "AMSI"), and a real estate development division ("Accent Real Estate Group" or "ARG").

      On August 23, 1999, Lahaina merged with The Accent Group, Inc. ("Accent"), an Atlanta, Georgia based real estate development and mortgage financing entity. The merger was accounted for as a reverse acquisition with Accent being the accounting acquiror in accordance with SAB 97. As a result of the merger between Lahaina and Accent, the historical financial statements of the Company for the period prior to August 23, 1999 are the consolidated financial statements of Accent from its date of inception, July 9, 1999. The operations of Lahaina and AMSI have been included in the Company's financial statements from the date of acquisition. The discussion of the results of operations and financial condition of Lahaina represents the period from the date of inception (July 9, 1999) to September 30, 1999.

RESULTS OF OPERATIONS - LAHAINA ACQUISITIONS, INC.

FOR THE PERIOD FROM JULY 9, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 1999

Revenues

      Revenues for the period from the date of inception (July 9, 1999) to September 30, 1999 totaled $926,712. Broker fee income generated by AMSI represented $837,803 (or approximately 90.4 percent) of total revenues for the period. This broker fee income represents fees associated with the brokerage of mortgage loans by AMSI branch offices.

      Revenues for ARG totaled $88,909 for the period (or approximately 9.6 percent of total revenues). Revenues for ARG represented a gain on the sale of a parcel of land at the Company's Peachtree Industrial Boulevard commercial/industrial development.

Operating Expenses

      Operating expenses for the period from the date of inception (July 9, 1999) to September 30, 1999 totaled $1,807,155. The principal components of operating expenses for the period were broker commissions ($708,508 or 39.2 percent of total operating expenses), general and administrative expenses ($479,308 or 26.5 percent of total operating expenses), professional fees ($294,819 or 16.3 percent of total operating expenses), and salaries and employee benefits ($262,910 or 14.5 percent of total operating expenses).

      The principal components of broker commissions ($708,508 for the period) were commissions paid by AMSI to branch offices for loans brokered by each branch ($696,300 for the period). Such expenses represent commissions due to branch offices net of applicable fees due to AMSI. The remaining $12,208 represents commissions paid by ARG in connection with the sale of a parcel of land at the Company's Peachtree Industrial Boulevard commercial/industrial development.

      General and administrative expense ($479,308 for the period) consisted of $336,789 (or 70.3 percent of the total) attributable to the mortgage brokerage segment, $127,247 (or 26.5 percent of the total) attributable to corporate activities, and $19,971 (or 4.1 percent of the total) attributable to the real estate development segment.

      The principal components of the $336,789 of general and administrative expense attributable to the mortgage brokerage segment were advertising and marketing ($72,679), travel and entertainment ($32,927), printing costs ($30,631) and telephone expenses ($23,539). The mortgage brokerage segment experienced significant expansion of its branch operation during the period, and as a result experienced significant costs associated with this expansion.

      The principal components of the $127,247 of general and administrative expense attributable to corporate activities were supplies ($26,076), filing fees ($17,193) and travel and entertainment ($32,927).

Other Expense (Income)

     Other expense (income) for the period from the date of inception (July 9, 1999) to September 30, 1999 totaled $274,862, primarily consisting of interest expense ($138,906 for the period), liquidated damages under the Company's convertible notes ($81,500 for the period), other expense ($55,804 for the period) and other income ($1,348 for the period).

      Interest expense ($138,906) represents interest expense associated with the Company's borrowings. Approximately $38,832 of the total interest expense relates to the Company's warehouse line, which was suspended as of July 9, 1999. Approximately $78,536 of the total interest expense relates to borrowings associated with the Company's real estate holdings. The remaining $21,538 of interest expense relates to general corporate indebtedness.

     Liquidated damages of $81,500 were recorded during the period relating to the Company's convertible notes. During the period the Company was not in compliance with certain provisions of the note agreements, primarily relating to maintaining an effective registration statement for the registration of the conversion shares and non-payment of interest and liquidated damages.

Net Loss

      The Company recorded a net loss of $1,155,305 for the period from inception (July 9, 1999) to September 30, 1999. This net loss represents a basic and diluted loss per common share of $0.08.

RESULTS OF OPERATIONS - ACCENT MORTGAGE SERVICES, INC. HISTORICAL

      The following table sets forth the operating results for AMSI for the years ended December 31, 1996, 1997 and 1998 and for the nine months ended June 30, 1999.

                                                          YEAR ENDED DECEMBER 31,                  SIX MONTHS ENDED JUNE 30,
                                                ---------------------------------------------     ---------------------------
                                                    1996            1997            1998             1998            1999
                                                ------------     ------------    ------------     -------------   -----------
Revenue (1)                                     $  1,039,172     $  1,082,090    $  1,211,246     $   631,518     $   236,875
Selling, general and administrative expenses         911,947        1,231,261       2,373,856         723,183         436,878

Other - net                                           11,143           19,236         169,420          65,133         189,443
                                                ------------     ------------    ------------     -----------     -----------
Operating income (loss)                         $    116,082     $   (168,407)   $ (1,332,030)    $  (156,798)    $  (389,446)
                                                ============     ============    ============     ===========     ===========

(1) Amounts are net of brokerage services expense.

FOR THE YEAR ENDED DECEMBER 31, 1997 COMPARED WITH 1996

Revenues

      AMSI generated revenues of $1,082,090 for the year ended December 31, 1997 compared with $1,039,172 for the 1996 period, representing an increase of $42,918 (or 4.1%). The increase in revenues is primarily attributable to an increase in loan origination volume.

Expenses

      Selling, general and administrative expenses totaled $1,231,261 for the year ended December 31, 1997 compared with $911,947 for the 1996 period, representing an increase of $319,314 (or 35.0%). The increase in selling, general and administrative expenses is primarily attributable to expenses associated with efforts to grow the business. Interest expense and other - net totaled $19,236 for the year ended December 31, 1997 compared with $11,143 for the comparable 1996 period, representing an increase of $8,093 (or 72.6%). This increase is primarily attributable to higher borrowing levels in 1997 as compared with 1996.

Operating Income (Loss)

AMSI recorded a net operating loss of $168,407 for the year ended December 31, 1997 compared with operating income of $116,082 for the comparable 1996 period.

FOR THE YEAR ENDED DECEMBER 31, 1998 COMPARED WITH 1997

Revenues

      AMSI generated revenues of $1,211,246 for the year ended December 31, 1998 compared with $1,082,090 for the year ended December 31, 1997, representing an increase of $129,156 (or 11.9%). This increase in revenue is primarily attributable to an increase in the volume of mortgage loans originated through AMSI's branch operations.

Expenses

      Selling, general and administrative expenses totaled $2,373,856, as compared with $1,231,261 for the comparable period in 1997, representing an increase of $1,142,595 (or 92.8%). The principal components of selling, general and administrative expenses for the year ended December 31, 1998 were Provision for Losses ($853,056) and General and Administrative expenses ($1,520,800). The provision for loan losses is due to a large portfolio of loans that were purchased during 1998. After the loans were purchased, it was determined that the loans had also been sold to others by the seller. For the comparable 1997 period, the principal component of operating expenses was General and Administrative expense. Interest expense and Other - Net totaled $19,236 for the year ended December 31, 1998, versus $169,420 for the comparable period in 1997. The increase in interest expense is due to increased borrowings under the warehouse lines of credit during 1998.

Operating Loss

      AMSI recorded a net operating loss of $1,332,030 for the year ended December 31, 1998, compared with a net operating loss of $168,407 for the comparable period in 1997.

FOR THE SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH 1998

Revenues

      For the six month period ended June 30, 1999, AMSI generated total revenues of $236,875, principally related to brokerage service operations. For the six month period ended June 30, 1998, AMSI generated total revenues of $631,518. Total revenues decreased by $394,643, principally the result of a lower volume of mortgage loan originations.

Expenses

      Selling, general and administrative expenses totaled $436,878, compared with $723,183 in the comparable period in 1998, representing a decrease of $286,305. The principal components of operating expenses for the six month period ended June 30, 1999 were Provision for Losses ($50,000), and General and Administrative expenses ($386,878). The principal component of operating expenses for the comparable period in 1998 was General and Administrative expense. A decrease of $286,305 in General and Administrative expense represented the most significant change during the period. The decrease is primarily due to consulting fees of approximately $240,000 which were paid during the first six months of 1998 but not in 1999. Interest expense and other
- net totaled $65,133 for the six months ended June 30, 1998, versus $189,443 for the comparable period in 1999. The increase is primarily due to the loss on disposal of property and equipment ($167,645) that occurred during 1999.

Operating Loss

      AMSI recorded a net operating loss of $389,446 for the six month period ended June 30, 1999 as compared with a net operating loss of $156,798 for the comparable period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

      For the period from July 9, 1999 (date of inception) to September 30, 1999, the Company used $2,433,439 in net cash in operating activities, a significant portion of which is represented by the Company's net loss of $1,155,305. A total of $2,250,187 of net cash was used for the purchase and development of real estate held for development. Increases in accounts payable ($1,108,416), accrued interest payable ($103,815) and proceeds from the sale of real estate ($238,763) served to offset a portion of the net cash used in operating activities.

      The Company used $159,750 in net cash in investing activities during the period from July 9, 1999 (date of inception) to September 30, 1999, principally for the merger with Lahaina Acquisitions, Inc. and the acquisition of Accent Mortgage Services, Inc. The Company acquired cash totaling $248,245 in these acquisitions. Purchases of property and equipment totaled $87,774 for the period, while proceeds from the sale of property and equipment totaled $4,779 for the period from July 9, 1999 (date of inception) to September 30, 1999.

      The Company generated $2,608,489 in net cash provided by financing activities for the period from the date of inception (July 9, 1999) to September 30, 1999, principally in the form of additional borrowings. The primary source of new borrowings (approximately $2,100,000) was associated with the Company's purchase of a parcel of land located on Peachtree Industrial Boulevard in Fulton county, Georgia, north of metropolitan Atlanta. Additionally, approximately $525,000 of the increase in borrowings was associated with general corporate and working capital activities. Repayments of notes payable totaled $16,511 during the period.

      Historically, the Company and its subsidiaries have not generated positive cash flow. The Company has restructured several of its borrowing arrangements subsequent to September 30, 1999. The convertible note arrangement was amended to provide for an extended cure period with respect to certain events of default. There is no cash flow impact with respect to curing the events of default as the cure can be achieved by issuing and delivering common stock of the Company.

      The warehouse line of credit has been restructured to accept certain real estate owned as a reduction in the warehouse line of credit. The remaining outstanding amounts are interest only with principal payments subject to the resolution of the SGE Mortgage Funding Corporation matter described in notes 7 and 9 to the Company's financial statements included in this annual report on Form 10-K.

      Management's plan is to continue to restructure or refinance its existing obligations, increase the volume of mortgage loans brokered through its mortgage operations, develop and sell its various parcels of real estate and, ultimately, to achieve profitable operations and positive cash flow.

      The Company intends to pursue selected acquisition opportunities. The timing or success of any acquisition efforts is unpredictable. Accordingly, the Company is unable to accurately estimate its expected capital commitments. Funding for future acquisitions will likely come from a combination of additional borrowings and the issuance of additional equity.

         On January 11, 2000, the Company announced that it had executed a letter of intent to acquire all of the issued and outstanding common stock of Paradigm Mortgage Associates, Inc. ("Paradigm") of Jacksonville, Florida. Paradigm is one of the largest cooperative branch mortgage companies in the country with more than 250 branch offices. In its announcement, the Company stated that a plan of acquisition should be defined by January 31, 2000 and that the transaction is expected to close within 60 days. Closing of the transaction is subject to, among other things, negotiation of a definitive agreement and plan of merger, satisfactory completion of a due diligence review, approval by both companies' boards of directors, and appropriate regulatory approvals.

YEAR 2000 READINESS

      We have not incurred any material costs nor have we experienced any operational problems as a result of Year 2000 issues.

NEW ACCOUNTING STANDARD

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which will require that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133, which deferred the implementation of SFAS No. 133 until June 15, 2000. SFAS No. 133 will be effective for the Company's first quarter of fiscal 2001. The Company is evaluating the effects of the new statement and how to implement the new requirements.


RISK FACTORS

      In evaluating the Company and its lines of business, the following risk factors should be considered:

MORTGAGE BROKERAGE SERVICES RISKS

IF INTEREST RATES RISE OR GENERAL ECONOMIC CONDITIONS DETERIORATE, IT COULD HARM OUR BUSINESS

      AMSI will likely originate fewer mortgage loans if interest rates rise. In periods of rising interest rates, demand for mortgage loans typically declines. During those periods, AMSI will likely originate fewer mortgage loans and its revenues will decline. Demand for refinancing mortgages declines more significantly than for new home purchase mortgages during periods of rising interest rates. AMSI's business would be adversely affected by declining economic conditions in those states where it originates mortgage loans, particularly in their residential real estate markets.

AMSI HAS BEGUN A NEW BUSINESS STRATEGY TO INCREASE ITS BRANCH OPERATIONS. IF THIS STRATEGY IS UNSUCCESSFUL, IT COULD HARM OUR BUSINESS

      AMSI, which has been primarily involved in providing mortgage brokerage services to consumers through several traditional branch offices located in the metropolitan Atlanta, Georgia area, has begun to aggressively recruit additional mortgage brokerage operations to its branch operations. AMSI believes that the implementation of this strategy will increase its share of the domestic market for mortgage origination. However, the Company may not be successful in its attempts to recruit new branch offices.

IF WE DO NOT COMPLY WITH MORTGAGE BANKING RULES AND REGULATIONS OR OTHER REGULATORY REQUIREMENTS, OUR BUSINESS MAY BE HARMED

      AMSI's business is subject to the rules and regulations of various federal, state and local regulatory agencies in connection with originating, processing, underwriting and selling mortgage loans. These rules and regulations, among other things, impose licensing obligations on AMSI, prohibit discrimination, establish underwriting guidelines and mandate disclosures and notices to borrowers. AMSI is also required to comply with each regulatory entity's financial requirements. If AMSI does not comply with these rules, regulations and requirements, the regulatory agencies may restrict its ability to originate mortgage loans. Regulatory and legal requirements are subject to change and may become more restrictive, making compliance more difficult or expensive or otherwise restricting AMSI's ability to conduct its business as it is now conducted. As of June 30, 1999, AMSI was not in compliance with the Department of Housing and Urban Development ("HUD") net worth requirements. As of September 21, 1999, AMSI took corrective action to resolve this matter. AMSI believes that it is currently in material compliance with all applicable laws and regulations to which it is currently subject. However, no assurance can be given that the costs of future compliance will not be significant or that AMSI is in fact in compliance with all applicable laws and regulations.

THE MARKET IN WHICH WE OPERATE IS INTENSELY COMPETITIVE AND ACTIONS BY COMPETITORS COULD HARM OUR BUSINESS

      AMSI competes with other mortgage brokerage companies, many of which are larger, are more experienced and have greater financial resources than the Company. Accordingly, AMSI may not be able to successfully compete in the mortgage brokerage market. Competitors may be able to respond more quickly to take advantage of new or changing opportunities, technologies and customer requirements. They also may be able to undertake more extensive promotional activities, offer more attractive terms to borrowers and adopt more aggressive pricing policies.

REAL ESTATE DEVELOPMENT RISKS

IF THE REAL ESTATE INDUSTRY OR GENERAL ECONOMIC CONDITIONS DETERIORATE, IT COULD HARM OUR BUSINESS

      Real estate markets are cyclical in nature and highly sensitive to changes in national and regional economic conditions, including, among other factors, levels of employment and discretionary disposable income, consumer confidence, available financing and interest rates. A downturn in the economy in general or in the market for residential or commercial real estate could have a material adverse effect on ARG's business, operating results and financial condition. In addition, concentration in a given region may increase ARG's susceptibility to an economic downturn. Most of the real estate owned or held by ARG is located in the southeastern United States, thus increasing the Company's susceptibility to the economic conditions of the southeast.

IF THE REAL ESTATE INDUSTRY OR GENERAL ECONOMIC CONDITIONS DETERIORATE IN METROPOLITAN ATLANTA, GEORGIA AND FERNANDINA BEACH, FLORIDA, IT COULD HARM OUR BUSINESS

      The majority of ARG's real estate is located in and around the metropolitan Atlanta, Georgia area and Fernandina Beach, Florida. There are substantial risks associated with a large investment in real estate. These include the following risks:

- real property may decline in value due to changing market and economic conditions;
-  development and carrying costs may exceed anticipated costs;
- there may be delays in bringing inventories to market due to, among other things, changes in regulations, adverse weather conditions or changes in the availability of development financing on terms acceptable to the Company; or
- interest rates may increase which will adversely affect the ability of the Company to sell their properties.

WE ARE SUBJECT TO CERTAIN REGULATIONS RELATED TO REAL ESTATE, AND IF WE DO NOT COMPLY OUR BUSINESS MAY BE HARMED

      ARG's real estate business is subject to certain federal, state and local regulations and is required to comply with various federal, state and local environmental, zoning, land use, land sales, licensing and other laws and regulations which govern its operations. Existing or future regulations may have a material adverse impact on ARG's operations by, among other things, imposing additional compliance costs and delaying the period in which the development projects are brought to market. ARG believes that it is in material compliance with all applicable laws and regulations to which it is currently subject. However, no assurance can be given that the costs of future compliance will not be significant or that ARG is in fact in compliance with all applicable laws and regulations. In addition, there can be no assurance that laws and regulations applicable to ARG in any specific jurisdiction will not be revised or that other laws or regulations will not be adopted which could increase ARG's costs of compliance or prevent ARG from marketing or selling its properties. Any failure of ARG to comply with applicable laws or regulations or any increase in the costs of compliance could have a material adverse effect on ARG's business, operating results and financial condition.

IF OUR INVENTORY IS FOUND TO BE ENVIRONMENTALLY CONTAMINATED OUR BUSINESS MAY BE HARMED

      Under various federal, state and local laws, ordinances and regulations, the current or previous owner, manager or operator of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. These laws often impose liability without regard to whether the owner, manager or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. ARG believes that it is in compliance in all material respects with all federal state and local laws, ordinances and regulations regarding hazardous or toxic substances, but no assurance can be given that hazardous or toxic substances will not be found on its property or properties that it previously owned.

THE MARKET IN WHICH WE OPERATE IS INTENSELY COMPETITIVE AND ACTIONS BY COMPETITORS COULD HARM OUR BUSINESS

      The real estate industry is highly competitive. ARG competes with builders, developers and others for the acquisition of desirable properties and financing. Many of ARG's competitors are larger and possess greater financial, marketing, personnel and other resources. Although ARG believes it can effectively compete in its market areas, no assurances can be given as to ARG's future ability to locate, develop and sell attractive properties in the market in which it wishes to operate. Further, the entrance of high profile and well-established operators into ARG's market areas may have a material adverse effect on ARG's operations.

GENERAL BUSINESS RISKS

WE HAVE A LIMITED OPERATING HISTORY AND THEREFORE HISTORICAL RESULTS MAY NOT BE INDICATIVE OF FUTURE PERFORMANCE

      The merger with Accent resulted in a change of control of the Company and a change in the Company's management. The Company has a limited operating history, and its historical results of operations are not useful as a basis for predicting future operating results of the Company. No assurance can be given that the future operations of the Company will be successful.

WE MAY BE UNABLE TO RAISE ADDITIONAL FUNDING TO PURSUE OUR STRATEGIES WHICH MAY HARM OUR BUSINESS

      The Company anticipates the need for additional capital as it pursues its business strategy. The Company expects to raise additional capital through a combination of new debt issuances and equity sales, from private as well as public sources. Issuance of new debt and/or the sale of equity will likely have a dilutive effect on the Company and its shareholders. Implementation of the Company's strategy and its business plans is contingent upon the availability of such funding sources. No assurance can be given that the Company will be able to raise debt or equity capital, at terms that are acceptable to the Company, or at all, in order to fund its operations as set forth above.

THE UNPREDICTABILITY OF OUR QUARTER-TO-QUARTER RESULTS MAY HARM THE TRADING PRICE OF OUR COMMON STOCK

      Because the Company has a limited operating history, it lacks sufficient historical operating data on which to base its future operating results and financial performance. General economic conditions, as well as competition from other competing businesses, may adversely affect the Company's performance. Because of these and other factors, the Company's financial performance may fluctuate from period to period, which could result in a material fluctuation in the trading price of the Company's common stock.

WE ARE A GROWTH COMPANY, WHICH ENTAILS RISKS THAT COULD HARM OUR BUSINESS

      Inability of management to adequately manage the operations of the business may subject the business of the Company to certain risks, in addition to those commonly found in a growing company. These risks include:

-  obtaining additional financing;
- providing adequate working capital to pay salaries for personnel hired to acquire and develop properties before revenue from the properties is sufficient to pay their salaries;
- the inability of management to recognize potential problems before they become serious problems;

- the lack of sufficient experience in the staff to solve problems once they are identified; and
-  the risk from competitors.

THE ISSUANCE OF ADDITIONAL SHARES OF COMMON STOCK IN THE FUTURE MAY HARM THE BOOK VALUE OF THE OUTSTANDING SHARES OF COMMON STOCK

      To the extent the future funding requirements of the Company require the issuance of convertible securities or securities or debt having a priority to the shares of Common Stock, the shares of Common Stock may suffer a decline in book value.

WE DO NOT ANTICIPATE PAYING DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE

      The Company intends to retain all future earnings for use in the development of its business. The Company has never paid and does not currently anticipate paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk from changes in interest rates on variable rate debt. At September 30, 1999, approximately 2.7 percent of the Company's total indebtedness of $9,280,931 is subject to changes in the prime rate of interest. Additionally, the short-term nature of a portion of the Company's indebtedness will require that portions of the Company's total indebtedness be renegotiated. The Company will be subject to any changes in general interest rates at the time any of such debt is renegotiated.

      The table below presents the principal cash flows and related weighted average interest rates on debt by expected maturity dates as of September 30, 1999. Debt that is presently in default is considered to be current for purposes of this table:

                                           FISCAL YEAR ENDING SEPTEMBER 30,
                           -----------------------------------------------------------------
                                                                                                      FAIR
                              2000              2001              2002             TOTAL              VALUE
                           -----------        ---------       -----------        -----------       ----------
Fixed rate debt            $ 6,483,893        $      --       $ 2,542,038        $ 9,025,931       $9,025,931
Average interest rate              8.9%             0.0%              9.3%               9.0%

Variable rate debt         $   255,000        $      --       $        --        $   255,000       $  255,000
Average interest rate              9.0%             0.0%              0.0%               9.0%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Lahaina Acquisitions, Inc.


      We have audited the accompanying consolidated balance sheet of Lahaina Acquisitions, Inc. and subsidiaries (formerly The Accent Group, Inc. - see Note
1) (the "Company") as of September 30, 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for the period from July 9, 1999 (date of inception) to September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Lahaina Acquisitions, Inc. and subsidiaries (formerly The Accent Group, Inc. see Note
1) as of September 30, 1999, and the consolidated results of their operations and their cash flows for the period from July 9, 1999 (date of inception) to September 30, 1999, in conformity with generally accepted accounting principles.


/s/  DELOITTE & TOUCHE LLP


Atlanta, Georgia
January 11, 2000

                           LAHAINA ACQUISITIONS, INC.

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999

                                     ASSETS

Cash and cash equivalents                                                   $     15,300
Restricted cash                                                                   77,352
Restricted certificates of deposit                                               126,249
Real estate held for sale                                                      3,650,000
Real estate held for development                                               2,958,143
Foreclosed real estate                                                           593,960
Mortgage loans held for sale, net                                                     --
Options to acquire real estate                                                   122,893
Property and equipment, net                                                       87,101
Goodwill, net                                                                    903,042
Other assets                                                                     471,386
                                                                            ------------
         Total assets                                                       $  9,005,426
                                                                            ============

        LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
   Accounts payable and accrued expenses                                    $  1,837,328
   Accrued interest payable                                                      298,432
   Notes payable - warehouse line                                              1,132,442
   Notes payable                                                               7,537,432
   Due to related parties and stockholders                                       611,057
   Deferred revenue                                                              216,500
   Other liabilities                                                               9,500
                                                                            ------------
         Total liabilities                                                    11,642,691
                                                                            ------------

Commitments and contingencies

Redeemable stock:
   Common stock, no par value; 3,250,000 shares issued and
     outstanding entitled to redemption under certain circumstances              (92,529)
                                                                            ------------


Stockholders' deficit:
   Preferred series A convertible stock, 10,000,000 shares authorized,                --
     no shares issued or outstanding
   Common stock, no par value; 800,000,000 shares authorized,                         --
     12,967,343 shares issued and outstanding

   Additional paid-in capital                                                 (1,389,431)
   Accumulated deficit                                                        (1,155,305)
                                                                            ------------
                                                                              (2,544,736)
                                                                            ------------
         Total liabilities and stockholders' deficit                        $  9,005,426
                                                                            ============


          See accompanying notes to consolidated financial statements

                           LAHAINA ACQUISITIONS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
       PERIOD FROM JULY 9, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 1999



Revenue:
 Broker fee income                               $    837,803
 Gain on sale of real estate                           88,909
                                                 ------------
  Total revenue                                       926,712
                                                 ------------

Operating expenses:
 Broker commissions                                   708,508
 General and administrative                           479,308
 Professional fees                                    294,819
 Salaries and employee benefits                       262,910
 Amortization of goodwill                              18,609
 Occupancy expense                                     18,600
 Property taxes                                        16,253
 Depreciation and amortization                          8,148
                                                 ------------
  Total operating expenses                          1,807,155
                                                 ------------

Operating loss                                        880,443

Other expense (income):

 Other income                                          (1,348)
 Interest expense                                     138,906
 Liquidated damages under convertible notes            81,500
 Other expense                                         55,804
                                                 ------------
                                                      274,862

Loss before income taxes                            1,155,305

Income taxes                                               --

                                                 ------------
Net loss                                         $  1,155,305
                                                 ============

Basic and diluted loss per share                 $      (0.08)
                                                 ============

Weighted average shares outstanding                14,592,917
                                                 ============


          See accompanying notes to consolidated financial statements

                           LAHAINA ACQUISITIONS, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
       PERIOD FROM JULY 9, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 1999



                                                      Common Stock           Additional
                                                ------------------------       Paid-in         Accumulated
                                                  Shares        Amount         Capital            Deficit            Total
                                                ----------    ----------    -------------     -------------     -------------

Balance at July 9, 1999 (date of inception)             --    $       --    $          --     $          --     $          --

Issuance of common stock - formation            10,001,000            --       (1,571,840)               --        (1,571,840)

Issuance of common stock - acquisition of
Lahaina Acquistions, Inc.                        2,966,343            --          182,409                --           182,409

Net loss                                                --            --               --        (1,155,305)       (1,155,305)
                                               -----------    ----------    -------------     -------------     -------------

Balance at September 30, 1999                   12,967,343    $       --    $  (1,389,431)    $  (1,155,305)    $  (2,544,736)
                                               ===========    ==========    =============     =============     =============



          See accompanying notes to consolidated financial statements

                           LAHAINA ACQUISITIONS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
       PERIOD FROM JULY 9, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 1999


Cash Flows from Operating Activities:
  Net loss                                                                          $ (1,155,305)
  Adjustments:
   Depreciation and amortization                                                          26,748
   Gain on sale of real estate held for development                                      (88,909)
   Loss on sale of property and equipment                                                 20,727
   Issuance of common stock in lieu of cash for consulting services                       96,000
  Changes other than changes resulting from acquisitions:
   (Increase) decrease in:
     Restricted cash                                                                     (71,016)
     Restricted certificates of deposit                                                     (814)
     Other assets                                                                       (467,891)
   (Decrease) increase in:
     Accounts payable                                                                  1,108,416
     Accrued interest payable                                                            103,815
     Deferred revenue                                                                    216,500
   Proceeds from the sale of real estate held for development                            238,763
   Purchase of real estate held for development                                       (2,143,294)
   Purchase of options to acquire real estate                                           (106,893)
   Costs associated with development of real estate                                     (200,703)
   Increase in amounts due from former shareholders of Accent
     Mortgage Services, Inc. under indemnity                                             (63,106)
   Increase in amounts due to related parties                                             53,523
                                                                                    ------------
Net cash used in operating activities                                                 (2,433,439)
                                                                                    ------------

Cash Flows from Investing Activities:
  Purchase of property and equipment                                                     (87,774)
  Proceeds from sale of property and equipment                                             4,779
  Cash acquired in acquisitions                                                          248,245
  Costs associated with the acquisition of Lahaina Acquisitions, Inc.                   (152,500)
  Costs associated with the acquisition of Accent Mortgage Services, Inc.               (172,500)
                                                                                    ------------
Net cash used in investing activities                                                   (159,750)
                                                                                    ------------

Cash Flows from Financing Activities:
  Proceeds from issuance of notes payable                                              2,625,000
  Repayment of notes payable                                                             (16,511)
                                                                                    ------------
Net cash provided by financing activities                                              2,608,489
                                                                                    ------------

Net increase in cash and cash equivalents                                                 15,300
Cash and cash equivalents at beginning of the period                                          --
                                                                                    ------------
Cash and cash equivalents at end of the period                                      $     15,300
                                                                                    ============
                                                                                     (continued)


          See accompanying notes to consolidated financial statements

                           LAHAINA ACQUISITIONS, INC.

       PERIOD FROM JULY 9, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 1999


Supplemental disclosure of cash flow information:
  Cash paid during the period from July 9, 1999 (date of
  inception) to September 30, 1999 for interest                                    $     35,091
                                                                                   ============

Supplemental disclosure of non-cash transactions:
  Issuance of common stock related to the purchase of Accent Mortgage
    Services, Inc.                                                                 $    348,160
                                                                                   ============

  Issuance of common stock related to the purchase of Lahaina
    Acquisitions, Inc.                                                             $    182,409
                                                                                   ============

  Issuance of common stock related to the purchase of real estate from the
    Majority shareholder in conjunction with the formation                         $ (2,000,000)
                                                                                   ============

  Issuance of common stock related to the purchase of various options
    to acquire real estate                                                         $     80,000
                                                                                   ============

  Transfer of loans receivable to satisfy warehouse line of credit                 $     80,000
                                                                                   ============

                           LAHAINA ACQUISITIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

1. MERGER TRANSACTIONS

      On August 23, 1999, Lahaina Acquisitions, Inc. ("Lahaina" or the "Company"), merged with The Accent Group, Inc. ("Accent"), such merger being accounted for as a reverse acquisition with Accent being the accounting acquiror in accordance with Staff Accounting Bulletin No. 97 ("SAB 97"). For accounting purposes Accent issued 2,966,343 shares in exchange for the outstanding 2,966,343 shares of Lahaina. Such shares were valued at $1,008,557 ($.34 per share) based upon an independent appraisal of the Accent Group common stock. Additionally the Company incurred expenses of $152,500 in conjunction with the transaction for a total consideration of $1,161,057 plus liabilities assumed of $3,347,417. Accent applied the purchase method of accounting to this acquisition and "pushed down" its basis in the acquired assets and liabilities to Lahaina. The assignment of fair values to assets acquired and liabilities assumed for Lahaina is preliminary and subject to revision based on the resolution of certain pre-acquisition contingencies. The purchase price was allocated principally to the real estate held for sale in the amount of $3,650,000 which represents its expected net realizable value at the date of purchase. In addition, an allocation was made to cash and miscellaneous asset items in the amount of $32,326. The remaining amount available for allocation of $826,148 represents the excess purchase price attributable to the public shell company acquired and, therefore, was offset against additional paid in capital in the course of recording the purchase accounting for Lahaina. Values assigned to the assets and liabilities of Lahaina are as follows:

            Cash and cash equivalents                  $    8,326
            Real estate held for sale                   3,650,000
            Other assets                                   24,000
            Notes payable                              (2,825,000)
            Other liabilities                            (522,417)
                                                       ----------
                                                       $  334,909
                                                       ==========

Accent was formed on July 9, 1999 through a series of transactions (the "Formation Transactions") as follows:

- The majority stockholder and his family contributed land and options to acquire land to Accent and Accent assumed $2,700,000 in related notes payable in exchange for 8,525,000 shares of common stock. Due to common ownership and control, the contributed land and options were recorded by Accent at the majority stockholder and his family's cost basis ($700,000). Of the shares issued to the majority stockholder, 1,200,000 shares are contingent upon the majority stockholder delivering options to acquire three family entertainment centers located in Roswell, Georgia, Cocoa Beach, Florida and Pensacola, Florida (collectively the "Family Facilities"). In the event the majority stockholder fails to make available for acquisition by Accent any one or more of the Family Facilities for a total consideration (including the assumption of all debts) not in excess of $1 million by July 9, 2000, the majority stockholder will forfeit and convey to Accent, (i) 60% of the contingent shares in the event the Roswell facility is not made available for acquisition, (ii) 35% of the contingent shares in the event the Cocoa Beach facility is not made available for acquisition, (iii) 5% of the contingent shares in the event the Pensacola facility is not made available for acquisition. If the majority stockholder makes any one or more of the Family Facilities available for acquisition for a cost in excess of $1 million and fails to contribute to the capital of Accent cash or other consideration equal to the amount of such excess, then the majority stockholder shall forfeit and convey to Accent a fraction of the 1,200,000 shares calculated as the consideration paid in excess of $1 million divided by $1 million. The 1,200,000 shares of common stock has been recorded as redeemable common stock as it is redeemable by Accent for conditions outlined above, which are not solely within the control of Accent.

- Accent acquired Accent Mortgage Services, Inc. ("AMSI") for 3,626,000 shares of its common stock, plus the assumption of certain outstanding debt and other liabilities. The stock was valued at $580,160 or $0.16 per share based on an independent appraisal of Accent's stock at the date of formation. For the purposes of securing certain of the AMSI shareholders' performance under the obligations imposed under the purchase agreement, certain of the AMSI shareholders have pledged 1,450,000 shares of Accent's common stock. The 1,450,000 shares of common stock has been recorded as redeemable common stock as it is redeemable by

   Accent for conditions which are not solely within the control of Accent. If AMSI either (i) during the one year period ending July 9, 2000 fails to produce $500,000 or more of total pre-tax income including an allocation of Accent's overhead or (ii) during the two year period ending July 9, 2001, fails to produce $1.5 million or more of total pre-tax income including an allocation of Accent's overhead, then certain of the AMSI shareholders shall forfeit 500,000 of the 1,450,000 shares. The remaining 950,000 pledged shares are pledged to secure obligations against an indemnity provided to Accent by certain of the AMSI shareholders. These shares will remain pledged until Accent is satisfied that all obligations of certain of the AMSI shareholders have been fully satisfied. At July 9, 1999, the former AMSI shareholders owed Accent $257,423 under the indemnity, which has been recorded as a reduction of the redeemable common stock. In addition, such shareholders assumed from AMSI the obligation to repay certain notes payable to banks in the amount of $247,821; such notes continue to be collateralized by $125,435 of certificates of deposit owned by AMSI. The assignment of fair values to assets acquired and liabilities assumed for AMSI is preliminary and subject to revision based on the resolution of certain pre-acquisition contingencies. Accent applied the purchase method of accounting to this acquisition and "pushed down" its basis in the acquired assets and liabilities to AMSI. The net purchase price allocated consisted of common stock valued at $580,160 and professional costs associated with the acquisition of $172,500, net of $257,423 due under the indemnity from the former AMSI Shareholders. Values assigned to the assets and liabilities of AMSI is as follows:

         Cash and cash equivalents                           $   246,255
         Certificates of deposit                                 125,435
         Loans receivable                                        531,692
         Foreclosed real estate                                  593,960
         Goodwill                                              1,171,651
         Other assets                                             33,666
         Due to related parties and stockholders, net           (135,477)
         Note payable - warehouse line                        (1,132,442)
         Note payable - stage funding line                      (528,891)
         Other liabilities                                      (410,612)
                                                             -----------
                                                             $   495,237
                                                             ===========

       The Company has revised its allocation of fair value to assets acquired and liabilities assumed. As a result, the Company has recorded a reduction in both goodwill and due to related parties and stockholders of $250,000.

      As a result of the merger, the historical financial statements of the Company for the period prior to August 23, 1999 are the consolidated financial statements of Accent from its date of inception, July 9, 1999. The operations of the acquired companies have been included in the Company's financial statements from the date of acquisition.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

      Lahaina Acquisitions, Inc. and subsidiaries ("Lahaina" or the "Company") is a multi-state provider of mortgage brokerage services to consumers and also operates a multi-state real estate development organization. The Company's operations consist of a mortgage brokerage division ("Accent Mortgage Services, Inc." or "AMSI"), and a real estate development division ("Accent Real Estate Group" or "ARG"). AMSI is a residential mortgage broker, providing mortgage brokerage services to consumers through several traditional branch offices located primarily in the Atlanta, Georgia metropolitan area. AMSI recently began recruiting activities aimed at adding additional mortgage brokerage operations to its branch operations, utilizing a new branching concept, and as of the date of this report has recruited approximately 200 new branches. ARG is a multi-state real estate development organization engaged in the acquisition, development and sale of a wide variety of real estate projects.

Principles of Consolidation

      The consolidated financial statements of the Company include the accounts of their respective wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation and Use of Estimates

      The consolidated balance sheet has been prepared in conformity with generally accepted accounting principles and with general practices in the mortgage brokerage and real estate industries. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ significantly from those estimates.

Revenue Recognition

      AMSI's revenues are primarily derived from fee income from the brokerage of residential mortgage loans, and such revenues are recognized at the time the mortgage loan closes and fees are remitted to the Company from the closing agent. ARG owns parcels of land that it intends to develop and sell. Sales of lots are recognized when the required down payments are received, continuing investment and continuing involvement criteria are met, and title is conveyed to the buyer.

Cash and Cash Equivalents

      The Company considers its highly-liquid investments with maturities of three months or less to be cash equivalents.

Restricted Certificates of Deposit

      The Company has pledged certificates of deposit to secure certain indebtedness of former AMSI shareholders.

Financial Instruments

      The provisions of Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosure About Fair Value of Financial Instruments, requires the disclosure of fair value information about both on and off balance sheet financial instruments where it is practicable to estimate such values. For certain instruments that are short-term in nature, such as cash and cash equivalents and due to related parties, carrying values approximate fair value due to the short-term maturities of the instruments. The carrying value of debt approximates fair value because interest rates applicable to the Company's debt approximates market interest rates.

Mortgage Loans Held for Sale

      Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

Concentration and Credit Risk

      The Company is subject to concentration of credit risk with respect to the portfolio of mortgages receivable as changes in the economic environment might adversely impact the borrowers ability or willingness to repay such mortgages. Additionally, the value of such mortgages can be impacted by fluctuations in interest rates and the credit markets.

Valuation of Real Estate

      The Company has adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Real Estate Held for Sale

      The Beachside Commons shopping center is classified as held for sale under SFAS 121. When an asset is identified by management as held for sale, the Company discontinues depreciating the asset and estimates the fair value of such asset. If in management's opinion the net realizable fair value of the asset that has been identified as held for sale is than the net book value of the asset, a reserve for losses is established. Fair value is determined based upon current estimated sales proceeds from a pending offer.

Property and Equipment

      Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Furniture and fixtures are depreciated over 3 to 5 years and computers and equipment are depreciated over 3 years.

Foreclosed Real Estate

      Foreclosed real estate is reported at the lower of cost or fair value less estimated disposal costs, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources.

Goodwill

      Goodwill represents the excess of cost over the net assets of acquired businesses and is amortized using the straight-line method over fifteen years. Amortization expense on goodwill was $18,609 for the period from July 9, 1999 (date of inception) to September 30, 1999. In the event that facts and circumstances indicate that the carrying value of goodwill may be impaired, an evaluation of recoverability would be performed in accordance with SFAS No.
121. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying value to determine if a write-down to fair market value is required.

Deferred Revenue

      At the time that the Company executes an agreement to license a new branch, the new branch agrees to pay a set-up fee to the Company. A portion of the set-up fee is received upon receipt of the executed branch agreement, with the remainder of the set-up fee being paid to the Company as the branch closes mortgage loans. Therefore, the portion of set-up fee revenues not received at the time the branch agreement is executed is deferred until it is paid by the branch to the Company through its loan closings.

Loss Per Share

      Basic loss per common share (EPS) is computed based on net loss divided by the weighted average number of common shares outstanding. Diluted EPS is computed based on net loss divided by the weighted average number of common and potential common shares. The only potential common share equivalents are those related to stock options convertible notes and warrants; however, such potential common share equivalents were antidilutive, so diluted EPS is the same as basic EPS.

Stock Option Plan

      The Company accounts for its stock option and employee stock purchase plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting For Stock Issued to Employees ("APB 25"); accordingly, no compensation expense has been recognized. Under APB 25, because the exercise price of the Company's stock options equals the market value of the underlying stock on the date of the grant, no compensation expense is recognized. The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting For Stock-Based Compensation. Note 8 to the consolidated financial statements contains a summary of the pro forma effects to reported net loss and net loss per share for the period from July 9, 1999 (date of inception) to September 30, 1999 as if the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123.

Income Taxes

         The Company has adopted the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, FAS 109 generally considers all expected future events other than proposed changes in the tax law or rates.

New Accounting Standard

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which will require that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133, which deferred the implementation of SFAS No. 133. SFAS No. 133 will be effective for the Company's first quarter of fiscal 2001. The Company is evaluating the effects of the new statement and how to implement the new requirements.

3.   MORTGAGE LOANS HELD FOR SALE - NET

         Mortgage loans held for sale at September 30, 1999 consist of a pool of non-performing loans that were purchased by AMSI in July and August 1998 from SGE Mortgage Funding Corporation and related parties ("SGE"). Many of the loans that were acquired were also sold by SGE to other institutions, thereby, putting the ownership of the loans in question. Management believes that the collection of these amounts is unlikely and therefore a valuation allowance of $843,869, representing AMSI's investment, has been recorded against these loans. The Company has also discontinued accrual of interest on these loans. A summary of activity in the valuation reserve for the period from July 9, 1999 (date of inception) to September 30, 1999 follows:

              Balance at July 9, 1999 (date of inception)               $         --
              Reserve acquired in conjunction with purchase of
                 Accent Mortgage Services, Inc.                              845,591
              Recoveries                                                      (1,722)
                                                                        ------------
              Balance at September 30, 1999                             $    843,869
                                                                        ============

4.   REAL ESTATE HELD FOR DEVELOPMENT

     Real estate held for development at September 30, 1999 consists of the following:


      Land held for development                                         $  2,757,440
      Costs to develop land                                                  200,703
                                                                        ------------
                                                                        $  2,958,143
                                                                        ============

5.   OPTIONS TO ACQUIRE REAL ESTATE

     The Company acquired an option to purchase certain real estate located in Tennessee for 100,000 shares of common stock. The Company recorded the option at $16,000 or $0.16 per share based on an independent appraisal of the fair value of the Company's stock at the date of formation. In the event that the Company does not exercise the option to acquire real estate, the shares will be returned to the Company. The Company has made additional cash investments associated with this option of approximately $40,000 as of September 30, 1999.

     The Company acquired an option to purchase certain real estate located in Georgia for 400,000 shares of common stock. The Company recorded the option at $64,000 or $0.16 per share based on an independent appraisal of the fair value of the Company's stock at the date of formation. As of September 30, 1999, the Company had exercised this option and recorded its value as part of the basis in the real estate acquired.

      The Company has made cash payments totaling approximately $66,000 associated with an option to acquire a parcel of land located in Cumming, Georgia. Such payments include payment of interest on existing indebtedness associated with the parcel of land. The Company intends to exercise this option and to develop the parcel of land.

6.   PROPERTY AND EQUIPMENT

     Property and equipment at September 30, 1999 consists of the following:

       Furniture and fixtures                         $  45,140
       Computers and equipment                           49,294
                                                      ---------
       Property and equipment, at cost                   94,434
       Less accumulated depreciation                      7,333
                                                      ---------

       Property and equipment, net                    $  87,101
                                                      =========

      Depreciation expense for property and equipment was $7,333 for the period from July 9, 1999 (date of inception) to September 30, 1999.

7.   NOTES PAYABLE

     The Company has the following notes payable at September 30, 1999:

      REAL ESTATE INDEBTEDNESS
      ------------------------
      Note payable secured by certain parcels of land held for development, due         $  2,085,595
      September 1, 2002. Interest only is payable monthly at a rate of 9.5%.

      Note payable secured by a first mortgage on Beachside, due
      December 1, 2001. Interest only is payable monthly at a rate of 13%.                 1,547,894

      Note payable secured by certain parcels of land held for development, due              992,500
      March 23, 2000. Interest only is payable quarterly at a rate of 8.25%.

      Note payable secured by certain parcels of land held for development, due              456,443
      March 20, 2002. Interest only is payable quarterly at a rate of 8.25%.

      Note payable secured by certain parcels of land held for development, due              400,000
      June 1, 2000. Interest only is payable quarterly at a rate of 8.25%.

      Note payable secured by certain parcels of land held for development, due              255,000
      March 1, 2000. Interest only is payable quarterly at a rate equal to prime plus
      75 basis points (9% at September 30, 1999).
                                                                                        ------------
            Total real estate indebtedness                                                 5,737,432
                                                                                        ------------

      GENERAL CORPORATE INDEBTEDNESS

      9% Convertible Note, secured by a second mortgage on Beachside, due               $    775,000
      January 31, 2001. Interest only payable quarterly in arrears.

      9% Convertible Note, secured by a second mortgage on Beachside, due                    500,000
      August 18, 2001. Interest only payable quarterly in arrears.

      Various unsecured notes payable, bearing interest at rates of 9% and 10%,              525,000
      due from January 31, 2000 to March 24, 2000.
                                                                                        ------------
            Total general corporate indebtedness                                           1,800,000

                                                                                        ------------
                 Total notes payable                                                    $  7,537,432
                                                                                        ============

      DUE TO RELATED PARTIES AND STOCKHOLDERS

      Note payable to related party secured by certain parcels of land held for         $    596,057
      development, due July 1, 2000. Interest only is payable quarterly at a rate of
      8.25%.

      Unsecured note payable to the majority shareholder, with no stated interest             15,000
      rate, due on demand.
                                                                                        ------------
            Total due to related parties and stockholders                               $    611,057
                                                                                        ============

     Scheduled maturities of the Company's notes payable and amounts due to related parties and stockholders at September 30, 1999 are as follows:


      YEAR ENDING SEPTEMBER 30,
      -------------------------
      2000                                              $  2,783,557
      2001                                                 2,822,894
      2002                                                 2,542,038
                                                        ------------
            Total                                       $  8,148,489
                                                        ============

Conversion Provisions on the Convertible Notes

      The terms of the convertible notes issued by the Company state that the notes may be converted by the holder at any time, and contain certain other conversion provisions. The $775,000 convertible note is convertible into common stock of the Company at a conversion price of $0.875 per share (or approximately 885,714 shares). The $500,000 convertible note is convertible into common stock of the Company at a conversion price of $3.50 per share (or approximately 142,857 shares).

      At September 30, 1999 the Company was not in compliance with certain provisions of the convertible notes and their related agreements, and as a result the notes are callable by the holder. The events of default are failure to maintain an effective registration statement for the conversion shares on Form S-1 because of the aging of the financial information included therein, and failure to pay interest on the notes in either cash or common shares in a timely fashion. The holder of the notes has provided an extended cure period with respect to certain events of default. There is no cash flow impact with respect to curing the events of default as the cure can be achieved by issuing and delivering shares of the Company's common stock. The Company recorded expenses associated with potential liquidated damages of $81,500 during the period. At September 30, 1999 the Company has provided reserves totaling $200,783 for the potential liquidated damages that might result from it not being in compliance with those provisions. Such potential liquidated damages may be satisfied though issuance and delivery of common stock of the Company.

Warehouse Line of Credit

      At September 30, 1999, the Company had $1,132,442 outstanding under a $2,000,000 warehouse line of credit. The warehouse line of credit had previously been used to fund mortgage loans that ultimately would be sold to third parties. The warehouse line of credit is secured by the underlying mortgages originated using proceeds from draws on the warehouse line and foreclosed real estate. The warehouse line was suspended as of July 9, 1999 due to violation of certain debt covenants and failure to repurchase or otherwise remove aged loans pursuant to the line of credit agreement. The lender has agreed to accept certain foreclosed properties in partial satisfaction of the line of credit. The lender has also agreed to allow the Company to make interest only payments on the remaining principal amount while the underlying loans are in receivership (see note 9).

8.    STOCK OPTIONS

      The Company has adopted the 1999 Stock Option Plan of Accent which is open to participation of all directors, employees and key consultants to the Company or any subsidiary or affiliate of the Company. Under the terms of the plan, not more than 2,000,000 shares of the Company are available to be optioned and not more than 200,000 shares of the Company may be subject to options granted to any one individual in the aggregate in any one fiscal year of the Company. Options are granted at not less than fair market value of the underlying stock at date of grant and generally vest ratably over periods specified in each individual option grant. Such options expire five years from date of grant. Compensation expense will be recorded for grants to non-employees, directors and consultants. Employee stock options will be accounted for under APB 25 using the intrinsic value method. No compensation expense will be recorded for employee options.

      A summary of the Company's stock option activity, and related information for the period from July 9, 1999 (date of inception) to September 30, 1999 follows:


                                                                                   Weighted
                                                                                    Average
                                                               Number of           Exercise
                                                                Options              Price
                                                               ---------           --------

 Balance at July 9, 1999 (date of inception)                          --            $    --
   Granted                                                       400,000               0.35
   Exercised                                                          --                 --
   Canceled                                                           --                 --
                                                               ---------

 Balance at September 30, 1999                                   400,000            $  0.35
                                                               =========

 Exercisable at September 30, 1999                               300,000            $  0.35
                                                               =========

 Shares Available for Grant at September 30, 1999              1,600,000
                                                               =========


      The 400,000 options granted during the period were granted at July 9, 1999 (date of inception), and the exercise price of $0.35 per share was based on an independent appraisal of the value of the Company's common stock immediately prior to the merger with Accent.

      The following table summarizes information about the Company's stock options outstanding and exercisable by price range at September 30, 1999:


Number outstanding at September 30, 1999                     400,000

Weighted-average remaining
  contractual life                                           5 years

Weighted-average exercise price for
  options outstanding                                       $   0.35

Number exercisable at September 30, 1999                     300,000

Weighted-average exercise price for
  options exercisable                                       $   0.35


Pro Forma Information

      Pro forma disclosure information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options and the Stock Purchase Plan under the fair value method of that Statement.

      For purposes of pro forma disclosures only, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value for all options was estimated at the date of grant using the Black-Scholes multiple option pricing model with the following assumptions:

   Expected volatility                                    211%
   Risk-free interest rate                                6.4%
   Expected life of options                            5 years
   Expected dividend yield                                0.0%


      The fair value per share of options granted during the period from July 9, 1999 (date of inception) to September 30, 1999 was $0.16 per share. The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      Pro forma net loss and loss per share for the period from July 9, 1999 (date of inception) to September 30, 1999 are as follows:

   Net loss                             As reported       $  (1,155,305)
                                        Pro forma            (1,217,817)

   Basic and diluted loss per share     As reported       $       (0.08)
                                        Pro forma                 (0.08)

9.    COMMITMENTS AND CONTINGENCIES

Leases

      The Company leases office space under an operating lease agreement. Future minimum lease payments on this noncancelable operating lease in effect as of September 30, 1999 are as follows:


    YEAR ENDING SEPTEMBER 30,
      2000                                                 $  158,038
      2001                                                    162,820
      2002                                                    167,691
      2003                                                    172,668
      2004                                                    162,669
                                                           ----------
                                                           $  823,886
                                                           ==========

      This lease provides for the payment of certain expenses by the Company. Rental expense charged to operations was $18,600 for the period from July 9, 1999 (date of inception) to September 30, 1999.


Legal Proceedings

      In July and August 1998, AMSI acquired from SGE and related entities notes secured primarily by first security interest in residences. The selling entity, SGE, has been placed in receivership by Order of the Superior Court of Tift County, Georgia. The receiver is charged with the responsibility of settling competing claims, if any, to loans made and sold by SGE. Many of the loans acquired by the Company from SGE were later sold to Matrix Bank for a total purchase price of $623,032. Matrix Bank contends some of the loans are subject to competing claims or are non-performing assets, and has demanded that the Company reacquire these loans. The Company is negotiating with Matrix to resolve these issues, however, the ultimate resolution is unknown at this time. The Company has not provided for any loss which may result from the Matrix transaction, however should the ultimate resolution be unfavorable to the Company, any losses would be subject to the indemnification from the former AMSI shareholders.

      The Company is also subject to various litigation in the ordinary course of business. In the opinion of management, resolution of such matters will not have a significant effect on the financial position of the Company.

10.   SEGMENT INFORMATION

      The Company operates in two business segments: Mortgage Brokerage and Real Estate Development. A further description of each business segment along with the Corporate services area follows:

      Mortgage Brokerage - Mortgage Brokerage provides mortgage brokerage services to consumers through several traditional branch offices located primarily in the Atlanta, Georgia metropolitan area. The Mortgage Brokerage segment also includes one real estate asset, Beachside Commons, a commercial real estate development located in Fernandina Beach, Florida on Amelia Island, which is classified as held for sale at September 30, 1999.

      Real Estate Development - Real Estate development is a multi-state real estate development organization engaged in the acquisition, development and sale of a wide variety of real estate projects.

      Corporate - Corporate services include human resources, legal, accounting and various other of the Company's unallocated overhead charges.

      The accounting policies of the segments are the same as those described in Note 2, "Summary of Significant Accounting Policies". The Company evaluates performance based on revenues and operating income (loss) of the respective segments. No single customer accounted for 10% or more of consolidated revenues for the period from July 9, 1999 (date of inception) to September 30, 1999. There are no intersegment revenues.

      The following sets forth certain financial information attributable to the Company's business segments as of September 30, 1999 and for the period from the date of inception (July 9, 1999) to September 30, 1999:

                                MORTGAGE        REAL ESTATE
                                BROKERAGE       DEVELOPMENT        CORPORATE         TOTAL

Revenues                      $    837,803     $     88,909      $         --     $    926,712

Operating loss                $   (338,812)    $    (22,385)     $   (519,246)    $   (880,443)

Indentifiable assets          $  5,588,963     $  3,023,697      $    392,766     $  9,005,426

Capital expenditures          $         --     $         --      $     87,774     $     87,774

11.   STOCKHOLDERS' EQUITY

Preferred Stock, Common Stock, Rights and Warrants

      Prior to the merger with Accent, the Company issued warrants for the purchase of the Company's common stock. In connection with the issuance of convertible notes by the Company for $775,000 and $500,000, the Company issued certain warrants for the purchase of shares of the Company's common stock. At September 30, 1999 warrants to acquire a total of 250,000 shares of the Company's common stock were outstanding. The weighted average exercise price relating to 200,000 of such warrants is approximately $2.40 per share, while the remaining 50,000 warrants may be exercised in accordance with a formula price as set forth in the warrant. The formula price relating to the 50,000 share warrant is equal to 102% of the simple average of the weighted average sales price as published by Bloomberg of the Common Stock on the NASDAQ Stock Market or, if the NASDAQ Market is not the principal trading market for such security, the simple average sales price of such security on the principal securities exchange or trading market where such security is listed or traded as reported by Bloomberg, or if the foregoing do not apply, the simple average sales price of such security in the over-the-counter market on the electronic bulletin board for such security as reported by Bloomberg. At September 30, 1999, the formula price was approximately $4.47 per share.

      Accent issued 600,000 shares of common stock to two consulting firms that aided Accent in structuring the formation of Accent. Accent has recorded the issuance of the shares as consulting expense at $0.16 per share. If on or before July 1, 2001 either (i) the common stock of Accent is not being traded in a public market at a price-to-projected earnings (as determined by the Board of Directors) multiple of at least 15 or (ii) Accent has not received capital contributions or financings in connection with the new capital stock issuances and sales totaling more than $7.5 million ($1,015,000 being procured by the consulting firms), then the consulting firms will forfeit and convey to Accent all of its stock. The common stock has been recorded as redeemable common stock as it is redeemable by Accent for conditions which are not solely within the control of Accent.

      At September 30, 1999, the Company had 10,000,000 shares of undesignated Preferred Stock authorized. At September 30, 1999, no shares of the Company's undesignated Preferred Stock were outstanding.

12.   EMPLOYEE BENEFIT PLANS

      The Company utilizes a third-party provider to offer certain employee benefits plans to its employees. Benefits available to employees include medical, dental, life insurance coverage and participation in a 401(k) savings plan. The Company, at its discretion, will match employee contributions to the 401(k) plan up to specified levels. For the period ended September 30, 1999, no contributions were made by the Company.

13.   INCOME TAXES

      The Company files a consolidated return with its subsidiaries and allocates income tax benefits and expenses based upon the income or loss of each subsidiary computed on a stand-alone basis. During the period, the Company did not record a provision for income taxes as it was in a net loss position and a full valuation allowance was recorded against the related net operating losses.

      Temporary differences that give rise to deferred tax assets and liabilities at September 30, 1999 consists primarily of net operating loss carryforwards and the allowance for loan losses. Deferred tax assets at September 30, 1999 of $1,385,642 are offset by a valuation allowance as the Company has not demonstrated the sustained profitability necessary to record such asset.

14.   SUBSEQUENT EVENTS

      Effective December 30, 1999, the Company sold its subsidiary, Beachside Commons I, Inc. ("Beachside") to NP Holding, LLC in exchange for the assumption of the existing first mortgage of approximately $1,550,000 and a note in the amount of $3,000,000 that is secured by 660,000 shares of the Company's common stock. The Company's former chairman is a member of NP Holding, LLC. Selected financial data related to Beachside as of September 30, 1999 is as follows:

             Real estate held for sale                $   3,650,000
             Total assets                             $   3,638,063
             Notes payable                            $   1,547,894
             Total liabilities                        $   1,726,725

      The Company does not expect to record a significant gain or loss on the sale of Beachside.

         On January 11, 2000, the Company announced that it had executed a letter of intent to acquire all of the issued and outstanding common stock of Paradigm Mortgage Associates, Inc. ("Paradigm") of Jacksonville, Florida. Paradigm is one of the largest cooperative branch mortgage companies in the country with more than 250 branch offices. In its announcement, the Company stated that a plan of acquisition should be defined by January 31, 2000 and that the transaction is expected to close within 60 days. Closing of the transaction is subject to, among other things, negotiation of a definitive agreement and plan of merger, satisfactory completion of a due diligence review, approval by both companies' boards of directors, and appropriate regulatory approvals.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Prior to July 9, 1999, the Company's principal accountants were Kenneth
A. Walters, P.A. As a result of the merger with Accent, the Company has engaged Deloitte & Touche LLP as its principal accounting firm. On September 22, 1999, the Company filed a current report on Form 8-K with the Securities and Exchange Commission notifying the commission of the change in the Company's certifying accountants. The Company had no disagreements with Kenneth A. Walters, PA on any substantive matters prior to his resignation.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers and Directors of the Company.

DIRECTORS AND OFFICERS       AGE    POSITION

L. Scott Demerau             39     Chief Executive Officer, President and Director
William A. Thurber           46     Executive Vice President - Finance and Treasurer
Betty M. Sullivan            49     Executive Vice President - Administration, Secretary and
                                    Director
Bart Siegel                  51     Director
Sherry Sagemiller            46     Assistant Secretary and Director

      Certain information regarding executive officers of the Company can be found under the heading "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K. Information regarding non-employee directors follows:

      Bart Siegel was elected as a director of the Company effective August 23, 1999. Mr. Siegel holds a B.S. from the Virginia Commonwealth University. Mr. Siegel is the owner and President of Allen Enterprises, a manufacturing, technology, product development and technical service industry. He has also served as Chief Operations Officer for Oak Brook Management, a management and operational reporting company for over twenty diverse companies from 1995 to the present. Mr. Siegel also serves as a strategic partner for the Institute of Financial Management.

      Sherry Sagemiller was elected as a director and the Assistant Secretary of the Company effective August 23, 1999. Ms. Sagemiller was employed as a legal assistant for real estate law firms from 1976 to 1982. She was the assistant to the President of Washington Mortgage & Development Co. from 1982 to 1988. Ms. Sagemiller was Director of Marketing for Sagemiller & Associates, Inc. from 1988 to January 1990. She was President/Owner of Accent Mortgage Services, Inc. from February 1990 to July 1996. She is currently the manager of an Accent Mortgage Services branch in Cumming, Ga.

ITEM 11. EXECUTIVE COMPENSATION

      The following tables set forth certain information concerning compensation for the Company's named executive officers for the period from inception (July 9, 1999) through September 30, 1999:

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG-TERM
                                                            ANNUAL COMPENSATION             COMPENSATION
                                                       ---------------------------------------------------
                                                                                             SECURITIES
                                                                           SALARY            UNDERLYING
NAME AND PRINCIPAL POSITION                                YEAR              ($)           OPTIONS/SARS(#)
----------------------------------------------------------------------------------------------------------
L. Scott Demerau, President & Chief Executive              1999            46,430                   --
Officer(1)
----------------------------------------------------------------------------------------------------------
William A. Thurber, Executive Vice President,              1999             5,538                   --
Finance & Treasurer(2)
----------------------------------------------------------------------------------------------------------
Betty M. Sullivan, Executive Vice President,               1999            19,057               75,000
Administration & Secretary(1)
----------------------------------------------------------------------------------------------------------

1) Annual compensation represents salary earned from July 9, 1999 (date of inception) through September 30, 1999.
2) Mr. Thurber joined the Company on September 15, 1999, and his annual compensation represents salary earned from September 15, 1999 through September 30, 1999.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                                          POTENTIAL REALIZABLE VALUE AT ASSUMED
                                                                          RATES OF STOCK PRICE APPRECIATION FOR
                           INDIVIDUAL GRANTS                                           OPTION TERM
------------------------------------------------------------------------------------------------------------------

                                             PERCENT OF
                           NUMBER OF           TOTAL
                           SECURITIES       OPTIONS/SARS
                           UNDERLYING        GRANTED TO      EXERCISE
                          OPTIONS/SARS      EMPLOYEES IN       PRICE      EXPIRATION
NAME                      GRANTED (#)       FISCAL YEAR      ($/SHARE)       DATE           5%           10%
------------------------------------------------------------------------------------------------------------------
L. Scott Demerau                 --               --              --            --            --            --
------------------------------------------------------------------------------------------------------------------
William A. Thurber               --               --              --            --            --            --
------------------------------------------------------------------------------------------------------------------
Betty M. Sullivan            75,000             18.8%          $0.35        7/9/04        $7,275       $16,050
------------------------------------------------------------------------------------------------------------------

      The options granted during the period from inception (July 9, 1999) to September 30, 1999 were issued with an exercise price of $0.35 per share, based on an independent appraisal of the fair value of the Company's common stock at the date of inception.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock and its Series A Preferred Stock as of January 3, 2000 for (i) each person or entity who is known by the Company to beneficially own five percent or more of the outstanding Common Stock of the Company, (ii) each of the Company's directors, (iii) each of the Named Executive Officers (as defined above), and (iv) all directors and executive officers of the Company as a group:

                                                                NUMBER                        PERCENT OF CLASS
                                              ----------------------------------------------------------------------
                                                                            SERIES A                     SERIES A
BENEFICIAL OWNER                                       COMMON               PREFERRED       COMMON      PREFERRED
--------------------------------------------------------------------------------------------------------------------
L. Scott Demerau                                       6,297,000(1)            --             38.6%         --
8645 Swiss Air Road
Gainesville, Georgia 30506
--------------------------------------------------------------------------------------------------------------------
Julia Demerau                                          6,297,000(1)            --             38.6%         --
8645 Swiss Air Road
Gainesville, Georgia 30506
--------------------------------------------------------------------------------------------------------------------
Accent Associates, LLC                                 1,400,000               --              8.6%         --
7310 Pine Valley Road
Cumming, Georgia 30041
--------------------------------------------------------------------------------------------------------------------
Eutopean Enterprises, LLC                              1,200,000               --              7.3%         --
8645 Swiss Air Road
Gainesville, Georgia 30506
--------------------------------------------------------------------------------------------------------------------
Kingdom Generals, LLC                                    850,000               --              5.2%         --
7310 Pine Valley Road
Cumming, Georgia 30041
--------------------------------------------------------------------------------------------------------------------
Sherry Sagemiller                                        833,330(2)            --              5.1%         --
1460 Squire Lane
Cumming, Georgia 30041
--------------------------------------------------------------------------------------------------------------------
GCA Strategic Investment Fund Limited                  1,628,047(3)            --             10.0%         --
Mechanics Building
12 Church Street
Hamilton HM 11 Bermuda
--------------------------------------------------------------------------------------------------------------------
L. Scott Demerau                                       6,297,000               --             38.6%         --
William A. Thurber                                            --               --               --          --
Betty M. Sullivan                                         75,000(4)            --              0.4%         --
Sherry Sagemiller                                        833,330               --              5.1%         --
Bart Siegel                                                   --               --               --          --

All directors and officers as a group (5               7,205,330               --             44.1%         --
people)
--------------------------------------------------------------------------------------------------------------------

      For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13(d)-3 of the Securities Exchange Act of 1934, as amended, under which, in general, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or to direct the voting of the security or the power to dispose or to direct the disposition of the security, or if such person has the right to acquire beneficial ownership of the security within sixty days.

1) Includes 1,200,000 shares of common stock which are held in escrow by the Company pursuant to the merger with Accent. These shares will be released upon the satisfaction of certain conditions involving the full conveyance of the consideration for the Accent Common Stock. No assurance can be given that these shares will ever be released.

2) Includes 766,666 shares of common stock which are held in escrow by the Company pursuant to the merger with Accent. These shares will be released upon the satisfaction of certain conditions involving the full conveyance of the consideration for the Accent Common Stock. No assurance can be given that these shares will ever be released.

3) Represents current holdings plus an estimate of the number of shares of common stock into which the Company's convertible notes will be converted, and an estimate of the number of shares of common stock to be issued upon exercise of certain warrants.

4) Represents shares that may be acquired upon exercise of employee stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      At September 30, 1999, the Company owed $15,000 to its chairman and president, L. Scott Demerau, ("Demerau") under the terms and conditions of a master note agreement executed by and between the Company and Demerau. Notes issued under the master note agreement are due on demand, do not bear interest, and are generally used to bridge short-term funding requirements for working capital.

      At September 30, 1999, the Company owed $596,057 in the form of a note payable to Kingdom Generals, LLC, a related party. The note payable bears interest at a rate of 8.25%, is secured by certain parcels of land held for development, and is due and payable July 1, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)    The following documents are filed as part of this report:

        (1)  Consolidated Financial Statements:
             Report of Deloitte & Touche LLP, Independent Auditors
             Consolidated Balance Sheet at September 30, 1999
             Consolidated Statement of Income for the period from July 9, 1999 (date of inception) to
               September 30, 1999
             Consolidated Statement of Stockholders' Deficit for the period from July 9, 1999
               (date of inception) to September 30, 1999
             Consolidated Statement of Cash Flows for the period from July 9, 1999
               (date of inception) to September 30, 1999
             Notes to Consolidated Financial Statements
             Statement of Operations for Accent Mortgage Services, Inc. for the six months ended
               June 30, 1999 and for the years ended December 31, 1998 and 1997 (incorporated by reference to Amended Current Report on Form 8-K/A dated August 23, 1999 and filed with the commission on September 30, 1999).

        (2)  Exhibits


EXHIBIT NO.                                      DESCRIPTION OF EXHIBIT
-----------                                      ----------------------
 2.1         Agreement and Plan of Merger dated July 21, 1999 by and among Lahaina Acquisitions, Inc., LAHA
             No. 1, Inc., Mongoose Investments, LLC, The Accent Group, Inc. and Accent Mortgage Services, Inc.
             (the "Plan of Merger")(1)
 3.1         Amended and Restated Articles of Incorporation.(2)
 3.2         Bylaws of the Company.(2)
 4.1         Securities Purchase Agreement dated December 7, 1998, by and between Lahaina Acquisitions, Inc.
             and GCA Strategic Investment Fund Limited.(3)
 4.2         9% Convertible Note of Lahaina Acquisitions, Inc. payable to GCA Strategic Investment Fund
             Limited, in the principal amount of $750,000.(3)
 4.3         Letter Agreement dated January 19, 1999 by and between Lahaina Acquisitions, Inc. and GCA
             Strategic Investment Fund, Ltd. amending 9% Convertible Note.(4)
 4.4         Registration Rights Agreement dated December 7, 1998, by and between Lahaina Acquisitions, Inc.
             and GCA Strategic Investment Fund Limited.(3)
 4.5         Letter Agreement dated January 19, 1999 by and between Lahaina Acquisitions, Inc. and GCA
             Strategic Investment Fund, Ltd. confirming conversion of $25,000 Beachside Commons Note.(4)
 4.6         Form of Stock Certificate.(2)
 4.7         Securities Purchase Agreement dated August 19, 1999 by and between Lahaina Acquisitions, Inc., and
             GCA Strategic Investment Fund Limited.(1)
 4.8         9% Convertible Note of Lahaina Acquisitions, Inc. payable to GCA Strategic Investment Fund
             Limited, in the principal amount of $500,000.(1)
 4.9         Registration Rights Agreement dated August 19, 1999 by and between Lahaina Acquisitions, Inc. and
             GCA Strategic Investment Fund Limited.(1)
4.10         Common Stock Purchase Warrant in the amount of 50,000 shares to be issued by Lahaina
             Acquisitions, Inc. and purchased by GCA Strategic Investment Fund Limited, expiring on August 19,
             2004.(1)
4.11         Pledge Agreement dated August __, 1999 by and among Mongoose Investments, LLC, Richard P.
             Smyth and GCA Strategic Investment Fund Limited.(1)
4.12 +       Registration Statement on Form S-8 (Registration No. 333-90295), dated and filed with the commission on November 4, 1999.
10.1         Contract of Engagement dated January 19, 1999 by and between Lahaina Acquisitions, Inc. and LKB
             Financial LLC.(4)
10.2         Settlement and Release Agreement dated June 30, 1999 by and between Lahaina Acquisitions, Inc. and
             Sherry Klein.(1)

10.3         Purchase and Sale Agreement dated June 30, 1999 by and between Lahaina Acquisitions, Inc. and
             Mongoose Investments, LLC.(1)
10.4         GCA Consent to Agreement and Plan of Merger dated August 19, 1999 by and between Lahaina
             Acquisitions, Inc. and GCA Strategic Investment Fund, Limited.(1)
10.5         Consulting Agreement dated August 16, 1999 by and between Lahaina Acquisitions, Inc. and Gerald
             F. Sullivan.(1)
10.6         Consulting Agreement dated August 16, 1999 by and between Lahaina Acquisitions, Inc. and Gator
             Glory, LLC.(1)
10.7         Indemnification Agreement dated August __, 1999 by and between Lahaina Acquisitions, Inc. and
             Richard P. Smyth.(1)
10.8         Indemnification Agreement dated August __, 1999 by and between Lahaina Acquisitions, Inc. and
             Gerald F. Sullivan.(1)
10.9         Indemnification Agreement dated August __, 1999 by and between Lahaina Acquisitions, Inc. and
             Sidney E. Brown.(1)
10.10        Indemnification Agreement dated August __, 1999 by and between Lahaina Acquisitions, Inc. and D.
             Nelson Lester.(1)
10.11        Escrow Agreement dated August 16, 1999 by and among Lahaina Acquisitions, Inc., LAHA No. 1,
             Inc., Mongoose Investments, LLC, The Accent Group, Inc., Accent Mortgage Services, Inc. and
             Altman, Kritzer & Levick, P.C.(1)
10.12        Escrow Agreement dated August 19, 1999 by and among Lahaina Acquisitions, Inc., GCA Strategic
             Investment Fund Limited and Kim T. Stephens, Esq.(1)
10.13        Second Mortgage on Beachside Commons in the principal amount of $500,000.(1)
10.14        1999 Accent Stock Option Plan.(1)
16           Letter of Resignation from Kenneth A. Walters, P.A.(5)
21           Subsidiaries of the Registrant
23.1         Consent of Deloitte & Touche, LLP
23.2         Consent of Holland Shipes Vann, P.C.
27           Financial Data Schedule (for SEC use only)

+ Previously filed.

(1) Incorporated by reference to the Company's Current Report on Form 8-K dated August 23, 1999 and filed with the commission on September 7, 1999.
(2) Incorporated by reference to the Registration Statement on Form 10, filed December 29, 1995.
(3) Incorporated by reference to the Company's Current Report on Form 8-K dated and filed with the commission on December 28, 1999.
(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q/A for the period ended December 31, 1998, filed with the commission on October 29, 1999.
(5) Incorporated by reference to the Company's Current Report on Form 8-K dated September 17, 1999 and filed with the commission on September 21, 1999.

     (b) Reports on Form 8-K.

         Current Report on Form 8-K/A dated August 23, 1999 and filed with the commission on September 30, 1999, financial statements, pro forma financial information and exhibits pertaining to the merger of Lahaina Acquisitions, Inc. and The Accent Group, Inc.

         Current Report on Form 8-K dated September 17, 1999 and filed with the commission on September 21, 1999; resignation of Kenneth A. Waters, PA as certifying accountant and appointment of Deloitte & Touche LLP as certifying accountants.

         Current Report on Form 8-K/A (amendment no. 2) dated February 3, 1999 and filed with the commission on September 21, 1999; resignation of Millward & Co. as certifying accountant and appointment of Bearden & Smith as certifying accountants.

         Current Report on Form 8-K dated August 23, 1999 and filed with the commission on September 7, 1999; change in control of the Registrant pertaining to the merger of Lahaina Acquisitions, Inc. and The Accent Group, Inc.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LAHAINA ACQUISITIONS, INC.
                                  (Registrant)


Dated: January 13, 1999          By:    /s/ L. Scott Demerau
                                        --------------------
                                        L. Scott Demerau
                                        President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              SIGNATURE                                    TITLE                                    DATED
          ----------------                            ---------------                            -----------

         /s/ L. Scott Demerau         President, Chief Executive Officer and                   January 13, 1999
         --------------------         Director  (Principal Executive Officer)
         L. Scott Demerau

         /s/ William A. Thurber       Executive Vice President, Finance & Treasurer            January 13, 1999
         ----------------------       (Principal Financial and Accounting Officer)
         William A. Thurber

         /s/ Betty M. Sullivan        Executive Vice President, Administration, Secretary      January 13, 1999
         ---------------------        & Director
         Betty M. Sullivan

         /s/ Bart Siegel              Director                                                 January 13, 1999
         ---------------
         Bart Siegel

         /s/ Sherry Sagemiller        Assistant Secretary & Director                           January 13, 1999
         ---------------------
         Sherry Sagemiller