Form 10-Q
period 1999-12-31
LAHAINA ACQUISITIONS INC
filed 2000-02-22
CIK 855684

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                December 31, 1999

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from ____to

                         Commission file number 0-27480

                           LAHAINA ACQUISITIONS, INC.
            ---------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


      Colorado                                                  84-1325695
  -----------------                                        -------------------
  (State or Other                                             (IRS Employer
  Jurisdiction of                                          Identification No.)
  Incorporation or
   Organization)


                        5895 Windward Parkway, Suite 220
                            Alpharetta, Georgia 30005
            ---------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (770) 754-6140
            ---------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        The number of outstanding shares of the Registrant's Common Stock, no par value per share, were 16,332,945 on January 10, 2000.

                           LAHAINA ACQUISITIONS, INC.

                                    FORM 10-Q

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                         Page
                                                                       --------
  Item 1.    Financial Statements

             Consolidated Balance Sheets as of December 31, 1999           3
                and September 30, 1999

             Consolidated Statement of Operations for the Three            4
                Months Ended December 31, 1999

             Consolidated Statement of Stockholders'                       5
                Deficit

             Consolidated Statement of Cash Flows for the Three            6
             Three Months Ended December 31, 1999

             Notes to Consolidated Financial Statements                    8

  Item 2.    Management's Discussion and Analysis of Financial            12
                Condition and Results of Operations

  Item 3.    Quantitative and Qualitative Disclosures about               16
                Market Risk

                           PART II. OTHER INFORMATION

  Item 1.    Legal Proceedings                                            17

  Item 2.    Changes in Securities and Use of Proceeds                    17

  Item 3.    Defaults upon Senior Securities                              17

  Item 4.    Submission of Matters to a Vote of Security                  17
                Holders

  Item 5.    Other Information                                            17

  Item 6.    Exhibits and Reports on Form 8-K                             18

             Signatures                                                   20

             Financial Data Schedule                                      21

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           LAHAINA ACQUISITIONS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                               December 31,   September 30,
                                                                                                   1999            1999
                                                                                               ------------    ------------
                                                                                               (unaudited)
ASSETS
Cash and cash equivalents                                                                      $     80,436    $     15,300
Restricted cash                                                                                     286,384          77,352
Restricted certificates of deposit                                                                  126,607         126,249
Real estate held for sale                                                                              --         3,650,000
Real estate held for development                                                                  3,057,299       2,958,143
Foreclosed real estate                                                                              593,960         593,960
Mortgage loans held for sale, net                                                                      --              --
Options to acquire real estate                                                                       84,966         122,893
Property and equipment, net                                                                          80,882          87,101
Goodwill, net                                                                                       888,529         903,042
Other assets                                                                                      3,380,965         471,386
                                                                                               ------------    ------------
         Total assets                                                                          $  8,580,028    $  9,005,426
                                                                                               ============    ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
    Accounts payable and accrued expenses                                                      $  1,749,941    $  1,837,328
    Accrued interest payable                                                                        282,380         298,432
    Notes payable - warehouse line                                                                1,132,442       1,132,442
    Notes payable                                                                                 5,564,538       7,537,432
    Due to related parties and stockholders                                                       2,052,057         611,057
    Deferred revenue                                                                                173,550         216,500
    Other liabilities                                                                                  --             9,500
                                                                                               ------------    ------------
         Total liabilities                                                                       10,954,908      11,642,691
                                                                                               ------------    ------------
Commitments and contingencies

Redeemable stock:
    Common stock, no par value; 3,250,000 shares issued and outstanding
    entitled to redemption under certain circumstances                                             (135,799)        (92,529)
                                                                                               ------------    ------------
Stockholders' deficit:
    Preferred series A convertible stock, 10,000,000 shares authorized,
    no shares issued or outstanding                                                                    --              --
    Common stock, no par value, 800,000,000 shares authorized, 12,967,343 shares
    issued and outstanding at December 31, 1999 and September 30, 1999                                 --              --
    Additional paid in capital                                                                   (1,389,431)     (1,389,431)
    Accumulated deficit                                                                            (849,650)     (1,155,305)
                                                                                               ------------    ------------
                                                                                                 (2,239,081)     (2,544,736)
                                                                                               ------------    ------------
         Total liabilities and stockholders' deficit                                           $  8,580,028    $  9,005,426
                                                                                               ============    ============





           See accompanying notes to consolidated financial statements

                           LAHAINA ACQUISITIONS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (unaudited)

                                                                                         Three Months
                                                                                             Ended
                                                                                          December 31,
                                                                                             1999
                                                                                         -------------
Revenue:
     Broker fee income                                                                   $  1,686,361
     Gain on sale of real estate option                                                     1,090,781
                                                                                         ------------
          Total revenue                                                                     2,777,142
                                                                                         ------------
Operating expenses:
     Broker commissions                                                                     1,493,457
     Salaries and employee benefits                                                           299,456
     General and administrative                                                               247,006
     Professional expenses                                                                    140,462
     Occupancy expense                                                                         38,277
     Amortization of goodwill                                                                  14,513
     Property taxes                                                                             9,515
     Depreciation and amortization                                                              6,219
                                                                                         ------------
          Total operating expenses                                                          2,248,905
                                                                                         ------------
Operating income                                                                              528,237
Other expense (income):
     Other income                                                                            (175,039)
     Interest expense                                                                         178,572
     Other expense                                                                            104,049
                                                                                         ------------
                                                                                              107,582
                                                                                         ------------
Income before income taxes                                                                    420,655
Income taxes                                                                                  115,000
                                                                                         ------------
Net income                                                                               $    305,655
                                                                                         ============
Basic earnings per share                                                                 $       0.02
                                                                                         ============
Diluted earnings per share                                                               $       0.02
                                                                                         ============
Weighted average shares outstanding - basic                                                16,217,343
                                                                                         ============
Weighted average shares outstanding - diluted                                              17,645,914
                                                                                         ============



           See accompanying notes to consolidated financial statements

                           LAHAINA ACQUISITIONS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                   (unaudited)


                                                                               Additional
                                                  Common Stock                   Paid-in         Accumulated
                                             Shares            Amount            Capital           Deficit             Total
                                         --------------    --------------    --------------    ---------------    --------------
Balance at September 30, 1999               12,967,343  $              -  $     (1,389,431) $      (1,155,305) $     (2,544,736)

Net income                                                             -                 -            305,655           305,655
                                         --------------    --------------    --------------    ---------------    --------------
Balance at December 31, 1999                12,967,343  $              -  $     (1,389,431) $        (849,650) $     (2,239,081)
                                         ==============    ==============    ==============    ===============    ==============








           See accompanying notes to consolidated financial statements

                           LAHAINA ACQUISITIONS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (unaudited)

                                                                                                     Three Months
                                                                                                         Ended
                                                                                                     December 31,
                                                                                                         1999
                                                                                                    ---------------
Cash Flows from Operating Activities:
   Net income                                                                                    $         305,655
   Adjustments:
     Depreciation and amortization                                                                          20,732
     Gain on sale of option to acquire real estate                                                      (1,090,781)
     Income relating to restructuring of convertible notes                                                (147,438)
     Valuation adjustment relating to note receivable                                                       83,180
       (Increase) decrease in:
        Restricted cash                                                                                   (219,723)
        Restricted certificates of deposit                                                                    (358)
        Options to acquire real estate                                                                     (21,292)
        Costs associated with development of real estate                                                   (99,156)
        Other assets                                                                                      (204,702)
       (Decrease) increase in:
        Accounts payable, accrued expenses and other liabilities                                           188,636
        Accrued interest payable                                                                            70,603
        Deferred revenue                                                                                   (42,950)
        Increase in amounts due from former shareholders of Accent Mortgage
                Services, Inc. under indemnity                                                             (43,270)
                                                                                                    ---------------
Net cash used in operating activities                                                                   (1,200,864)
                                                                                                    ---------------
Cash Flows from Investing Activities                                                                             -

Cash Flows from Financing Activities:
   Proceeds from issuance of notes payable                                                                 875,000
   Repayment of notes payable                                                                             (200,000)
   Increase in amounts due to related parties                                                              591,000
                                                                                                    ---------------
Net cash provided from financing activities                                                              1,266,000
                                                                                                    ---------------
Net increase in cash and cash equivalents                                                                   65,136
Cash and cash equivalents at beginning of the period                                                        15,300
                                                                                                    ---------------
Cash and cash equivalents at end of the period                                                   $          80,436
                                                                                                    ===============






           See accompanying notes to consolidated financial statements

                           LAHAINA ACQUISITIONS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (unaudited)

                                   (Continued)

                                                                                                     Three Months
                                                                                                         Ended
                                                                                                     December 31,
                                                                                                         1999
                                                                                                    ---------------
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                                      $         162,744

Supplemental disclosures of non-cash transactions:
   Sale of Beachside Commons I, Inc.
     Real estate held for sale                                                                   $       3,650,000
     Notes payable assumed by purchaser                                                          $       1,547,894
     Notes receivable                                                                            $       2,028,057
     Other assets and liabilities assumed by purchaser, net                                      $          74,049

   Sale of option to acquire real estate
     Notes receivable                                                                            $         900,000
     Debt forgiveness                                                                            $         250,000

   Other debt transactions
     Notes payable                                                                               $         900,000
     Due to related parties and stockholders                                                     $         900,000





           See accompanying notes to consolidated financial statements

                           LAHAINA ACQUISITIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Three Months ended December 31, 1999
                                   (Unaudited)

1. Summary of Significant Accounting Policies

Interim Reporting

      The consolidated financial statements contained in this report are unaudited but reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flows of Lahaina Acquisitions, Inc. ("Lahaina" or the "Company"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the interim period reported herein are not necessarily indicative of results to be expected for the full year.

      The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, and the Independent Auditors' Report included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 (the "1999 Form 10-K"). Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements included in the 1999 Form 10-K. The Company has consistently followed those policies in preparing this report.

2. Acquisitions, Divestitures and Merger Transactions

Sale of Beachside Commons I, Inc.

      On December 31, 1999, Lahaina and Accent Mortgage Services, Inc. ("AMSI"), a wholly owned subsidiary of Lahaina, sold all of the outstanding capital stock of Beachside Commons I, Inc. ("Beachside") to NP Holding, Inc. (the "Buyer"). On December 14, 1998, the Company originally acquired all of the issued and outstanding capital stock of Beachside, which was reported by the Company on a current report on Form 8-K dated December 28, 1998. Beachside is the owner of a commercial real estate development located in Fernandina Beach, Florida in the resort area of Amelia Island located in northeast Florida. The property owned by Beachside includes two (2) fully developed ocean view structures and two ocean front sites for future development. The net realizable value of the property owned by Beachside has been determined by the Company at this time to be $3,650,000.

      The sole member of the Buyer is Beachside Commons Holding, LLC, a recently formed limited liability company. Beachside Commons Holding, LLC is also the sole member of Beachside Holding, LLC which has pledged shares of Lahaina under a Pledge Agreement (as defined below). Beachside Commons Holding, LLC is comprised of eight members who received gifts of stock of the Company from Mongoose Investments, LLC, which originally sold all of the issued and outstanding capital stock of Beachside to Lahaina on December 14, 1998. Each of the members of Beachside Commons Holding, LLC contributed all of their stock of the Company in exchange for a membership interest in Beachside Commons Holding, LLC. On the date the Company originally acquired all of the issued and outstanding capital stock of Beachside, Mongoose Investments, LLC owned 89% of the issued and outstanding shares of common stock of the Company. In addition, the manager of Mongoose Investments, LLC, Richard P. Smyth, served as the Chief Executive Officer, Treasurer and Chairman of the Board of Directors of the Company from December 14, 1998 until August 23, 1999. Neither Mongoose Investments, LLC nor Richard P. Smyth have any ownership in the Buyer either directly or indirectly.

     The purchase price for all of the issued and outstanding capital stock of Beachside is $4,550,000 payable (i) by the delivery of a Non-Recourse Promissory Note made payable to AMSI in the outstanding principal amount of $3,000,000 from Buyer which bears interest at a rate equal to six percent (6%) per annum (the "Note") and (ii) by taking the property and assets owned by Beachside subject to a first mortgage granted by Beachside in favor of Pacific Coast Investment Company in the original principal amount of $1,550,000. The purchase price shall be allocated between the Company and AMSI for the adjustment, payment and settlement of certain expenses that the Company previously incurred in connection with the original acquisition of Beachside or its operating subsequent to the original acquisition. The Company and AMSI have also agreed to pay certain liabilities associated with the operation of Beachside. In the event that such liabilities are not paid by Lahaina and/or AMSI, Beachside Holding, LLC may exercise the right to sell shares pledged under the Pledge Agreement (as defined below) to satisfy such unpaid liabilities.

      The outstanding principal and interest under the Note is due and payable in a balloon payment on December 31, 2000. The repayment of the Note is secured solely by the pledge of 660,000 shares of common stock of Lahaina under the terms of the Stock Pledge Agreement (the "Pledge Agreement") dated December 31, 1999 by and between Beachside Holding, LLC, an affiliate of the Buyer (the "Pledgor") and AMSI. If the outstanding principal and interest under the Note is not paid in full on or before December 31, 2000, Lahaina may only exercise its rights to the common stock of the Company under the Pledge Agreement and may not seek any recourse against the Buyer.

      Additionally, in connection with the sale of all of the issued and outstanding capital stock of Beachside to the Buyer, the consulting agreement entered into between the Company and Gator Glory, LLC, an affiliate of Richard
P. Smyth, has been terminated, except that the provision requiring payment of a two percent (2%) fee to obtain certain financing on behalf of the Company remains in effect. The Company has also terminated its Consulting Agreement with Gerald F. Sullivan, except that the provision requiring a one percent (1%) fee for the first $13,000,000 of transactions consummated by Lahaina as a finder's fee for identifying proposed acquisition candidates with such fee based on the value of the gross assets of the target company remains in effect.

     The Company has recorded the note receivable relating to the sale of Beachside as an other asset in its consolidated balance sheet, at a carrying value of $1,944,877, which represents management's estimate of the fair value of the note at December 31, 1999. As a result, the Company has recorded $83,160 of other expense during the period relating to the valuation of the note receivable.

3. Real Estate Held for Sale

      Real estate held for sale at September 30, 1999 represented the property owned by the Company's wholly-owned subsidiary, Beachside, which subsequently was divested on December 31, 1999 (see Note 2, Acquisitions, Divestitures and Merger Transactions contained herein).

4. Real Estate Held for Development

     Real estate held for development at December 31, 1999 consists of the following:

        Land held for development   $2,757,440
        Costs to develop land          299,859
                                    ----------
                                    $3,057,299
                                    ==========

5. Options to Acquire Real Estate

    The Company had previously acquired an option to purchase certain real estate located in Tennessee for 100,000 shares of its common stock. The Company recorded the option at $16,000 or $0.16 per share based on an independent appraisal of the fair value of the Company's stock at the date of formation. Subsequent to acquiring the option, the Company made additional cash investments associated with this option of approximately $43,219. On December 30, 1999, the Company sold all of its rights associated with this option to a third party for consideration totaling $1,150,000. The total consideration for the option and associated rights included a promissory note made payable to the Company in the amount of $900,000, which has been recorded as an "other asset" in the Company's consolidated balance sheet. The promissory note is secured by a first lien on the property being developed (releases of which are subject to cash payments of principal), a guaranty made by a third party related to the issuer of the note, as well as by a pledge of 225,000 shares of Lahaina common stock. The Company has recorded a gain on the sale of the rights associated with this option of approximately $1,090,781.

     The Company has also made cash payments associated with an option to acquire a parcel of land located in Cumming, Georgia. Such payments include payment of interest on existing indebtedness associated with the parcel of land. At December 31, 1999, the recorded value of this option totaled $84,966. The Company intends to exercise this option and to develop the parcel of land. Plans presently call for the development of approximately 195 townhomes on this 33-acre tract.

6. Other Assets

     Other assets at December 31, 1999 consists of the following:

Note receivable in connection with sale of Beachside            $1,944,877
Note receivable in connection with sale of real estate option      900,000
Deal costs                                                         168,221
Due From Related Parties and Stockholders                          132,454
Branch set-up fees receivable                                      173,550
Deposits                                                            38,137
Other                                                               23,726
                                                                ----------
                                                                $3,380,965
                                                                ==========

     The note receivable resulting from the sale of Beachside, which has a face value of $3,000,000, has been recorded at management's estimate of its fair value. The fair value of the note was estimated based on an evaluation of the market price of the 660,000 Lahaina common shares that secure the note for a period of fifteen days surrounding the closing date of the transaction. At December 31, 1999 this note receivable was in default, resulting from a deficiency in the value of the collateral as described in the terms of the note. As of the date of this report, Management has not taken any actions relating to perfection of this default.

     The note receivable resulting from the sale of the Company's option and related development rights for a parcel of land in Tennessee was recorded at face value, which in management's judgement represents its fair value.

     Deal costs represent costs associated with obtaining certain financing for the Company, as well as costs associated with the registration of certain of the Company's common shares. As a result of the restructuring of the Company's convertible notes (see Note 11, Subsequent Events, contained elsewhere in this report on Form 10-Q), the Company has written-off approximately $140,000 of previously capitalized costs associated with maintaining an effective registration statement on Form S-1 (or other Form) for the shares of Lahaina common stock into which the convertible notes may be converted. Costs associated with obtaining financing for the Company are amortized ratably over the term of the associated financing.

     Branch set-up fees receivable represents the uncollected portion of set-up fees due and payable to the Company relating to the initial set-up fees that a new branch pays to the Company.

7. Notes Payable

    The Company has the following notes payable at December 31, 1999:

Real estate indebtedness:
Note payable secured by certain parcels of land held for development,                     $2,085,595
due September 1, 2002. Interest only is payable monthly at a rate of 9.5%

Note payable secured by certain parcels of land held for development,                        992,500
due March 23, 2000. Interest only is payable quarterly at a rate of 8.25%

Note payable secured by certain parcels of land held for development,                        456,443
due March 20, 2000. Interest only is payable quarterly at a rate of 8.25%

Note payable secured by certain parcels of land held for development, due                    255,000
due March 1, 2000. Interest only is payable quarterly at a rate equal to prime plus 75 basis points (9.25% at December 31, 1999)
                                                                                          ----------
Total real estate indebtedness                                                             3,789,538
                                                                                          ----------
General corporate indebtedness:
9% Convertible Note, secured by a second mortgage on certain parcels of                      775,000
real estate, due January 31, 2001. Interest only payable quarterly in arrears

9% Convertible Note, secured by a second mortgage on certain parcels of                      500,000
real estate, due August 18, 2001. Interest only payable quarterly in arrears

Note payable secured by certain parcels of real estate, due April 8, 2000. Interest          150,000
only is payable monthly at a rate of 15%

Note payable secured by certain parcels of real estate, due December 2, 2000. Interest       350,000
only is payable monthly at a rate of 15%
                                                                                          ----------
Total general corporate indebtedness                                                       1,775,000
                                                                                          ----------
     Total notes payable                                                                  $5,564,538
                                                                                          ==========
Due to related parties and stockholders:
Note payable to related party secured by certain parcels of land held for development,       596,057
due July 1, 2000. Interest only is payable quarterly at a rate of 8.25%

Unsecured note payable to a related party, due December 31, 2000. Interest only              600,000
payable at maturity at a rate of 9% per annum

Unsecured note payable to the majority shareholder, with no stated interest rate,            800,000
due on demand. Interest is accrued at 10.25% per annum

Unsecured note payable to a related party, with no stated interest rate,                      56,000
due on demand. Interest is accrued at 8.25% per annum
                                                                                          ----------
Total due to related parties and stockholders                                             $2,052,057
                                                                                          ==========

Conversion Provisions on the Convertible Notes

     The terms of the $775,000 and $500,000 convertible notes (collectively, the "Notes") issued by the Company state that the Holder may convert the Notes at any time, and contain certain other conversion provisions. The Notes are convertible into common stock of the Company at a conversion price of $0.875 per share (or approximately 885,714 shares) and $3.50 per share (or approximately 142,857 shares) for the $775,000 Note and the $500,000 Note, respectively.

     At December 31, 1999 the Company was not in compliance with certain provisions of the Notes and their related agreements, and as a result the Notes are callable by the Holder. The events of default are failure to maintain an effective registration statement for the conversion shares on Form S-1 (or other
Form) because of the aging of the financial information included therein, and failure to pay interest on the Notes in either cash or common shares in a timely fashion. The Holder of the Notes has provided an extended cure period with respect to certain events of default. There is no cash flow impact with respect to curing the events of default as the cure can be achieved by issuing and delivering shares of the Company's common stock. At December 31, 1999 the Company has provided reserves totaling $200,783 for potential liquidated damages that might result from it not being in compliance with those provisions. Such potential liquidated damages may be satisfied though issuance and delivery of common stock of the Company. Additionally, as a result of the December 30, 1999 sale of Beachside, and the subsequent release of a second mortgage lien on Beachside's real estate holdings by the Holder of the Notes, the Company has granted to the Holder of the Notes a second mortgage lien on certain other real estate holdings.

     On February 17, 2000,  the Holder of the Company's  convertible  notes (the
"Notes") entered into an agreement with a party related to the Company to exchange the Notes, along with all accrued interest, accrued liquidated damages and other features relating to the Notes, for a new security provided by the related party (see Note 11, Subsequent Events, contained elsewhere herein).

8. Commitments and Contingencies

Legal Proceedings

     In July and August 1998, AMSI acquired from SGE and related entities notes secured primarily by first security interest in residences. The selling entity, SGE, has been placed in receivership by Order of the Superior Court of Tift County, Georgia. The receiver is charged with the responsibility of settling competing claims, if any, to loans made and sold by SGE. Many of the loans acquired by the Company from SGE were later sold to Matrix Bank for a total purchase price of $623,032. Matrix Bank contends some of the loans are subject to competing claims or are non-performing assets, and has demanded that the Company reacquire these loans. The Company is negotiating with Matrix to resolve these issues, however, the ultimate resolution is unknown at this time. The Company has not provided for any loss that may result from the Matrix transaction, however should the ultimate resolution be unfavorable to the Company, any losses would be subject to the indemnification from the former AMSI shareholders.

        The Company is also subject to various litigation in the ordinary course of business. In the opinion of management, resolution of such matters will not have a significant effect on the financial position of the Company.

9. Segment Information

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

        The accounting policies of the segments are the same as those described in the 1999 Form 10-K. The Company evaluates performance based on revenues and operating income (loss) of the respective segments. Revenues for the Real Estate Development segment for the three-month period ended December 31, 1999 were derived solely from the sale of an option to acquire land and certain development rights to a tract of land in Athens, TN. There are no intersegment revenues.

        The following sets forth certain financial information attributable to the Company's business segments as of December 31, 1999 and for the three months ended December 31, 1999:

                                                      Real
                                  Mortgage           Estate
                                  Brokerage       Development       Corporate          Total
                                --------------   ---------------  ---------------  ---------------
Revenues                     $      1,686,361 $       1,090,781 $              - $      2,777,142
Operating income (loss)      $        (64,180)$       1,004,854 $       (412,437)$        528,237
Identifiable assets          $      3,875,814 $       3,437,012 $      1,267,202 $      8,580,028
Capital expenditures         $              - $               - $              - $              -



10. Income Taxes

     The Company files a consolidated return with its subsidiaries and allocates income tax benefits and expenses based upon the income or loss of each subsidiary computed on a stand-alone basis. During the three-month period ended December 31, 1999, the Company recorded income tax expense of $115,000, resulting primarily from the sale of an option to acquire real property and the sale of the stock of a subsidiary. The Company utilized its net operating loss to offset income from operations and the above-mentioned gains. The resulting effective combined tax rate for the quarter was approximately 27 percent.

11. Subsequent Events

Acquisition of Paradigm Mortgage Associates, Inc.

      On January 11, 2000, the Company announced that it had executed a letter of intent to acquire Paradigm Mortgage Associates, Inc. ("Paradigm") of
Jacksonville, Florida. Paradigm is one of the largest cooperative branch mortgage companies in the country with more than 250 branch offices. In its announcement, the Company stated that a plan of acquisition should be defined by January 31, 2000 and that the transaction is expected to close within 60 days. Closing of the transaction is subject to, among other things, negotiation of a definitive agreement and plan of merger, satisfactory completion of a due diligence review, approval by both companies' boards of directors, and appropriate regulatory approvals. On February 8, 2000, the Company announced that the due diligence process was continuing and that closing of the transaction is anticipated by the end of the Company's second fiscal quarter.

Restructure of Convertible Notes

     On February 17, 2000,  the Holder of the Company's  convertible  notes (the
"Notes") entered into an agreement with a party related to the Company to exchange the Notes, along with all accrued interest, accrued liquidated damages and other features relating to the Notes, for a new security provided by the related party. As a result, the related party has agreed to amend certain provisions of the Notes and to waive permanently all previous accrued interest and accrued liquidated damages pertaining to the Notes. The Company reversed accrued interest payable and accrued liquidated damages payable totaling $287,438 during the three-month period ended December 31, 1999, and is presently in compliance with the amended terms and conditions of the Notes. The Company has also written-off approximately $140,000 of other assets, primarily related to the costs of maintaining an effective registration statement on Form S-1 (or other Form) for the shares of Lahaina common stock into which the Notes might be converted.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Those statements relate to dividends; business plans, programs and trends; results of future operations; uses of future earnings; satisfaction of future cash requirements; funding of future growth; acquisition plans; and other matters. Words or phrases such as "will," "hope," "expect," "intend," "plan" or similar expressions are generally intended to identify forward-looking statements. Those statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein. The principal risks and uncertainties that may affect the Company's actual performance and results of operations include the following: general economic conditions and interest rates; adverse weather; changes in property taxes and energy costs; changes in federal income tax laws and federal mortgage financing programs; governmental regulation; changes in governmental and public policy; changes in economic conditions specific to one or more of the Company's markets and businesses; competition; availability of raw materials; and unexpected operations difficulties. Other risks and uncertainties may also affect the outcome of the Company's actual performance and results of operations. Readers are cautioned not to place undue reliance on the forward-looking statements made in, or incorporated by reference into, this Quarterly Report on Form 10-Q or in any document or statement referring to this Quarterly Report on Form 10-Q.

Recent Developments

Sale of Beachside Commons I, Inc.

      On December 31, 1999, Lahaina and Accent Mortgage Services, Inc. ("AMSI"), a wholly owned subsidiary of Lahaina, sold all of the outstanding capital stock of Beachside Commons I, Inc. ("Beachside") to NP Holding, Inc. (the "Buyer"). On December 14, 1998, the Company originally acquired all of the issued and outstanding capital stock of Beachside, which was reported by the Company on a current report on Form 8-K dated December 28, 1998. Beachside is the owner of a commercial real estate development located in Fernandina Beach, Florida in the resort area of Amelia Island located in northeast Florida. The property owned by Beachside includes two (2) fully developed ocean view structures and two ocean front sites for future development. The net realizable value of the property owned by Beachside has been determined by the Company at this time to be $3,650,000.

      The purchase price for all of the issued and outstanding capital stock of Beachside is $4,550,000 payable (i) by the delivery of a Non-Recourse Promissory Note made payable to AMSI in the outstanding principal amount of $3,000,000 from Buyer which bears interest at a rate equal to six percent (6%) per annum (the "Note") and (ii) by taking the property and assets owned by Beachside subject to a first mortgage granted by Beachside in favor of Pacific Coast Investment Company in the original principal amount of $1,550,000. The purchase price shall be allocated between the Company and AMSI for the adjustment, payment and settlement of certain expenses that the Company previously incurred in connection with the original acquisition of Beachside or its operating subsequent to the original acquisition. The Company and AMSI have also agreed to pay certain liabilities associated with the operation of Beachside. In the event that such liabilities are not paid by Lahaina and/or AMSI, Beachside Holding, LLC may exercise the right to sell shares pledged under the Pledge Agreement (as defined below) to satisfy such unpaid liabilities.

      The outstanding principal and interest under the Note is due and payable in a balloon payment on December 31, 2000. The repayment of the Note is secured solely by the pledge of 660,000 shares of common stock of Lahaina under the terms of the Stock Pledge Agreement (the "Pledge Agreement") dated December 31, 1999 by and between Beachside Holding, LLC, an affiliate of the Buyer (the "Pledgor") and AMSI. If the outstanding principal and interest under the Note is not paid in full on or before December 31, 2000, Lahaina may only exercise its rights to the common stock of the Company under the Pledge Agreement and may not seek any recourse against the Buyer.

      Additionally, in connection with the sale of all of the issued and outstanding capital stock of Beachside to the Buyer, the consulting agreement entered into between the Company and Gator Glory, LLC, an affiliate of Richard

P. Smyth, has been terminated, except that the provision requiring payment of a two percent (2%) fee to obtain certain financing on behalf of the Company remains in effect. The Company has also terminated its Consulting Agreement with Gerald F. Sullivan, except that the provision requiring a one percent (1%) fee for the first $13,000,000 of transactions consummated by Lahaina as a finder's fee for identifying proposed acquisition candidates with such fee based on the value of the gross assets of the target company remains in effect.

Acquisition of Paradigm Mortgage Associates, Inc.

      On January 11, 2000, the Company announced that it had executed a letter of intent to acquire Paradigm Mortgage Associates, Inc. ("Paradigm") of
Jacksonville, Florida. Paradigm is one of the largest cooperative branch mortgage companies in the country with more than 250 branch offices. In its announcement, the Company stated that a plan of acquisition should be defined by January 31, 2000 and that the transaction is expected to close within 60 days. Closing of the transaction is subject to, among other things, negotiation of a definitive agreement and plan of merger, satisfactory completion of a due diligence review, approval by both companies' boards of directors, and appropriate regulatory approvals. On February 8, 2000, the Company announced that the due diligence process was continuing and that closing of the transaction is anticipated by the end of the Company's second fiscal quarter.

Results of Operations

FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1999

Revenues

     Revenues for the three-month period ended December 31, 1999 totaled $2,777,142. Broker fee income generated by AMSI represented $1,686,361 (or approximately 60.7 percent) of total revenues for the period. This broker fee income represents fees associated with the brokerage of mortgage loans by AMSI branch offices. Mortgage loan volume originated and brokered by AMSI's branch operation for the period totaled approximately $45.3 million, representing an increase over the immediately preceding three-month period of 99.7%. Revenues for ARG totaled $1,090,781 for the period (or approximately 39.3 percent of total revenues). Revenues for ARG represented a gain on the sale of an option and related development rights associated with a parcel of land in Tennessee.

Operating Expenses

     Operating expenses for the three month period ended December 31, 1999 totaled $2,248,905. The principal components of operating expenses for the period were broker commissions ($1,493,457 or 66.4 percent of total operating expenses), salaries and employee benefits ($299,456 or 13.3 percent of total operating expenses) general and administrative expenses ($247,006 or 11.0 percent of total operating expenses), and professional fees ($140,462 or 6.3 percent of total operating expenses).

     The principal components of broker commissions ($1,493,457 for the period) were commissions paid by AMSI to branch offices for loans brokered by each branch. Such expenses are attributable to the Mortgage Services segment, and represent commissions due to branch offices net of applicable fees due to AMSI.

     General and administrative expense ($247,006 for the period) consisted of $126,333 (or 51.2 percent of the total) attributable to the mortgage brokerage segment, $107,726 (or 43.6 percent of the total) attributable to corporate activities, and $12,947 (or 5.2 percent of the total) attributable to the real estate development segment.

     The  principal  components  of the  $126,333 of general and  administrative expense attributable to the mortgage brokerage segment were travel and entertainment ($22,446), advertising and marketing ($12,827), printing costs ($14,241) and expenses associated with the operation of Beachside ($15,666). The mortgage brokerage segment experienced significant expansion of its branch operation during the period, and as a result experienced significant costs associated with this expansion.

     The principal components of the $107,726 of general and administrative expense attributable to corporate activities were filing fees ($20,461), legal fees ($21,500), costs associated with the Company's obtaining financing ($18,218), telephone expenses ($11,558), office supplies ($5,589), and travel and entertainment ($4,329).

Other Expense (Income)

     Other  expense  (income)  for  the  period  totaled   $107,583,   primarily
consisting of interest expense ($178,572 for the period), other expense ($104,049 for the period) and other income ($175,039 for the period).

     Interest expense ($178,562) represents interest expense associated with the Company's borrowings. Approximately $98,250 of the total interest expense relates to borrowings associated with the Company's real estate holdings, while approximately $66,616 relates to general corporate indebtedness. A total of $60,270 relates to indebtedness on the Company's Beachside property.

     Other income of $175,039 for the period consists primarily of $147,438 attributable to the restructuring of the Company's $1,275,000 of outstanding convertible notes. Approximately $7,776 of rental income relating to a sublease of certain corporate office space, and $19,800 of miscellaneous income relating to the mortgage brokerage segment also contributed to total other income.

     Other expense ($104,049 for the period) consists primarily of a valuation adjustment of $83,180 pertaining to the note receivable recorded as a result of the sale of the Company's Beachside Commons I, Inc. subsidiary. Approximately $20,869 of other expense relates to fees for taxes and licenses within the Company's mortgage brokerage segment.

Income before Income Taxes, Tax Provision, Net Income

     The Company recorded income before income taxes of $420,655 for the three-month period ended December 31, 1999. Income tax expense of $115,000 was recorded resulting in net income of $305,655 for the three-month period ended December 31, 1999, or basic and diluted earnings per share of $0.02 and $0.02, respectively.

Liquidity and Capital Resources

     The Company used cash in operating activities totaling $1,200,864 for the three-month period ended December 31, 1999. The principal component of cash generated in operating activities was the Company's net income of $305,655. Increases in restricted cash ($219,723) , costs associated with development of real estate ($99,156) and other assets ($204,702) served to offset cash generated by net income, while increases in accounts payable and accrued expenses ($188,366) and accrued interest payable ($70,603) provided cash flow from operations.

     Cash provided from financing activities totaled $1,266,000 for the period, primarily consisting of an increase in notes payable ($875,000) and amounts due to related parties and stockholders ($591,000), partially offset by repayments of notes payable of $200,000.

     The Company had $80,436 of cash and cash equivalents at December 31, 1999.

     The Company's warehouse line of credit has been restructured to accept certain real estate owned as a reduction in the warehouse line of credit. The remaining outstanding amounts are interest only with principal payments subject to the resolution of the SGE Mortgage Funding Corporation matter described in
Note 8 to the Company's financial statements included in this quarterly report on Form 10-Q.

     Management's plan is to continue to restructure or refinance its existing obligations, increase the volume of mortgage loans brokered through its mortgage operations, develop and sell its various parcels of real estate and, ultimately, to achieve sustainable profitability and positive cash flow.

     The Company intends to pursue selected acquisition opportunities. The timing or success of any acquisition efforts is unpredictable. Accordingly, the Company is unable to accurately estimate its expected capital commitments. Funding for future acquisitions will likely come from a combination of additional borrowings and the issuance of additional equity.

      On January 11, 2000, the Company announced that it had executed a letter of intent to acquire Paradigm Mortgage Associates, Inc. ("Paradigm") of
Jacksonville, Florida. Paradigm is one of the largest cooperative branch mortgage companies in the country with more than 250 branch offices. In its announcement, the Company stated that a plan of acquisition should be defined by January 31, 2000 and that the transaction is expected to close within 60 days. Closing of the transaction is subject to, among other things, negotiation of a definitive agreement and plan of merger, satisfactory completion of a due diligence review, approval by both companies' boards of directors, and appropriate regulatory approvals. On February 8, 2000, the Company announced that the due diligence process was continuing and that closing of the transaction is anticipated by the end of the Company's second fiscal quarter.

Year 2000 Readiness

     The Company has not incurred any material costs nor has it experienced any operational problems as a result of Year 2000 issues.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates on variable rate debt. At December 31, 1999, approximately 3.0 percent of the Company's total indebtedness of $8,749,037 is subject to changes in the prime rate of interest. Additionally, the short-term nature of a portion of the Company's indebtedness will require that portions of the Company's total indebtedness be renegotiated. The Company will be subject to any changes in general interest rates at the time any of such debt is renegotiated.

     The table below presents the principal cash flows and related weighted average interest rates on debt by expected maturity dates as of December 31, 1999:

                                                                                                      Fair
                                  2000             2001             2002             Total            Value
                             ---------------  ---------------  ---------------   --------------   --------------
Fixed rate debt           $       5,133,442 $      1,275,000 $      2,085,595 $      8,494,037 $      8,494,037
Average interest rate                 9.26%            9.00%            9.50%            9.28%

Floating rate debt        $         255,000 $              - $              - $        255,000 $        255,000
Average interest rate                 9.25%            0.00%            0.00%            9.25%

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.


Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

A.  Exhibits

Exhibit No.      Description of Exhibit
-----------      ----------------------
10.1             Stock Purchase  Agreement  dated December 31, 1999 by and among
                 Lahaina Acquisitions, Inc., Accent Mortgage Services,  Inc. and
                 NP Holding,  LLC (1)
10.2             Non-Recourse Purchase Money Note dated December 31, 1999 made by NP Holding,  LLC and payable to Accent Mortgage Services,
                 Inc. (1)
10.3             Stock Pledge Agreement dated December 31, 1999 by and between
                 Beachside Holding,  LLC and Accent Mortgage  Services, Inc. (1)
27               Financial Data Schedule


(1) Incorporated by reference to the Company's Current Report on Form 8-K/A (Amendment No. 1) dated January 18, 1999 and filed with the commission on February 10, 1999.

B.  Reports on Form 8-K

        During the quarter ended December 31, 1999, the Company filed with the Commission the following reports on Form 8-K:

Current Report on Form 8-K/A (No. 3) dated November 12, 1999 and filed with the Commission on November 12, 1999, amending a previous filing relating to a change in the Company's certifying accountant from Bearden & Smith to Kenneth R. Walters, P.A.

Current  Report  on Form  8-K/A  dated  October  29,  1999  and  filed  with the
Commission on October 29, 1999, amending a previous filing dated December 28, 1998, providing historical financial statements for Beachside Commons I, Inc.

Current  Report  on Form  8-K/A  dated  October  21,  1999  and  filed  with the
Commission  on  October  21,  1999,   amending  certain   historical   financial
information pertaining to the Company's merger with The Accent Group, Inc.

Current  Report on Form  8-K/A  dated  September  30,  1999 and  filed  with the
Commission  on  September  30,  1999,  amending  certain  historical   financial
information pertaining to the Company's merger with The Accent Group, Inc.

        Subsequent to December 31, 1999, the Company filed with the Commission the following reports on Form 8-K relating to the Company's sale of its wholly-owned subsidiary, Beachside Commons I, Inc.:

Current Report on Form 8-K/A (Amendment No. 1) dated January 18, 2000 and filed with the Commission on February 10, 2000, amending a previous filing relating to the Company's sale of its wholly-owned subsidiary, Beachside Commons I, Inc.

Current Report on Form 8-K dated January 18, 2000 and filed with the Commission on January 18, 2000, relating to the Company's sale of its wholly-owned subsidiary, Beachside Commons I, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LAHAINA ACQUISITIONS, INC.

Dated: February 22, 2000                      By:   /s/ William A. Thurber
------------------------                      ----------------------------------
                                              William A. Thurber
                                              Executive Vice President and Chief
                                              Financial Officer