Form 10-K/A
period 1999-09-30
LAHAINA ACQUISITIONS INC
filed 2000-04-25
CIK 855684

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

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

                           LAHAINA ACQUISITIONS, INC.
                              INDEX TO FORM 10-K/A

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

                                Explanatory Note

This Annual Report on Form 10-K/A is filed to amend certain portions of our Annual Report on Form 10-K for the fiscal year ended September 30, 1999, as filed with the Commission on January 14, 2000, in response to comments from the Securities and Exchange Commission received on April 5, 2000.

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

     The purchase was accounted for as a reverse acquisition with Beachside being identified as the accounting acquiror in accordance with Staff Accounting Bulletin No. 97 ("SAB 97"). Beachside was deemed to be the accounting acquiror as its shareholders held the majority of the outstanding shares of Lahaina following the merger. The acquisition was accounted for as a capital transaction using the historical cost basis of the acquired company, Lahaina, as it was a shell company at December 7, 1998.

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


                                                              LAHAINA
                                                         ACQUISITIONS, INC.

                                                        From July 9, 1999 (date
                                                            of inception) to
                                                           September 30, 1999
                                                        -----------------------
INCOME STATEMENT DATA:
Revenue                                                    $  1,076,566
Operating loss                                             $    880,443
Loss before income taxes                                   $  1,155,305
Net loss                                                   $  1,155,305
Basic and diluted loss per share                           $      (0.08)

                                                        At September 30, 1999
                                                        ---------------------
BALANCE SHEET DATA:
Total assets                                               $  9,005,426
Total debt                                                 $  9,280,931
Total liabilities                                          $ 11,642,691
Stockholders' deficit                                      $ (2,544,736)
Total liabilities and stockholders' deficit                $  9,005,426


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

RESULTS OF OPERATIONS - LAHAINA ACQUISITIONS, INC.

FOR THE PERIOD FROM JULY 9, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 1999

Revenues

     Revenues for the period from the date of inception (July 9, 1999) to September 30, 1999 totaled $1,076,566. Broker fee income generated by AMSI represented $837,803 (or approximately 77.8 percent) of total revenues for the period. This broker fee income represents fees associated with the brokerage of mortgage loans by AMSI branch offices.

     Revenues for ARG totaled $238,763 for the period (or approximately 22.2 percent of total revenues). Revenues for ARG represented the sale of a parcel of land at the Company's Peachtree Industrial Boulevard commercial/industrial development.

Operating Expenses

     Operating expenses for the period from the date of inception (July 9, 1999) to September 30, 1999 totaled $1,957,009. The principal components of operating expenses for the period were broker commissions ($708,508 or 36.2 percent of total operating expenses), general and administrative expenses ($479,308 or 24.5 percent of total operating expenses), professional fees ($294,819 or 15.1 percent of total operating expenses), salaries and employee benefits ($262,910 or 13.4 percent of total operating expenses), and cost of real estate sold ($149,854 or 7.7 percent of total operating expenses).

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

NEW ACCOUNTING STANDARDS

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). SAB 101 provides clarification in applying generally accepted accounting principles to revenue recognition in financial statements. Management does not anticipate that the implementation of SAB 101 will have a material effect on the Company's financial statements.

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
                                                                            ============

          See accompanying notes to consolidated financial statements

                           LAHAINA ACQUISITIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
       PERIOD FROM JULY 9, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 1999



Revenue:
 Broker fee income                               $    837,803
 Sales of real estate                                 238,763
                                                 ------------
  Total revenue                                     1,076,566
                                                 ------------

Operating expenses:
 Broker commissions                                   708,508
 General and administrative                           479,308
 Professional fees                                    294,819
 Salaries and employee benefits                       262,910
 Cost of real estate sold                             149,854
 Amortization of goodwill                              18,609
 Occupancy expense                                     18,600
 Property taxes                                        16,253
 Depreciation and amortization                          8,148
                                                 ------------
  Total operating expenses                          1,957,009
                                                 ------------

Operating loss                                        880,443

Other expense (income):

 Other income                                          (1,348)
 Interest expense                                     138,906
 Liquidated damages under convertible notes            81,500
 Other expense                                         55,804
                                                 ------------
                                                      274,862

Loss before income taxes                            1,155,305

Income taxes                                               --

                                                 ------------
Net loss                                         $  1,155,305
                                                 ============

Basic and diluted loss per share                 $      (0.08)
                                                 ============

Weighted average shares outstanding                14,592,917
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

Issuance of common stock - merger with
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
                                                                                    ============
                                                                                     (continued)

          See accompanying notes to consolidated financial statements

                           LAHAINA ACQUISITIONS, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
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
                                                                                   ============

                           LAHAINA ACQUISITIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

1. MERGER TRANSACTIONS

     On August 23, 1999, Lahaina Acquisitions, Inc. ("Lahaina" or the "Company"), merged with The Accent Group, Inc. ("Accent"), such merger being accounted for as a reverse acquisition with Accent being the accounting acquiror in accordance with Staff Accounting Bulletin No. 97 ("SAB 97") as its stockholders received the largest portion of the voting rights in the combined company. For accounting purposes Accent issued 2,966,343 shares in exchange for the outstanding 2,966,343 shares of Lahaina. Such shares were valued at $1,008,557 ($.34 per share) based upon an independent appraisal of the Accent Group common stock. Additionally the Company incurred expenses of $152,500 in conjunction with the transaction for a total consideration of $1,161,057 plus liabilities assumed of $3,347,417. Accent applied the purchase method of accounting to this acquisition and "pushed down" its basis in the acquired assets and liabilities to Lahaina. The assignment of fair values to assets acquired and liabilities assumed for Lahaina is preliminary and subject to revision based on the resolution of certain pre-acquisition contingencies. The purchase price was allocated principally to the real estate held for sale in the amount of $3,650,000 which represents its expected net realizable value at the date of purchase. In addition, an allocation was made to cash and miscellaneous asset items in the amount of $32,326. The remaining amount available for allocation of $826,148 represents the excess purchase price attributable to the public shell company acquired and, therefore, was offset against additional paid in capital in the course of recording the purchase accounting for Lahaina. Values assigned to the assets and liabilities of Lahaina are as follows:

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

Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation and Use of Estimates

     The consolidated balance sheet has been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ significantly from those estimates.

Revenue Recognition

     AMSI's revenues are primarily derived from fee income from the brokerage of residential mortgage loans, and such revenues are recognized at the time the mortgage loan closes and fees are remitted to the Company from the closing agent. The Company does not take title to any loans originated by its branch offices, and fees are earned at the time of closing and are non-refundable. At the time that the Company executes an agreement to license a new branch, the new branch agrees to pay a set-up fee to the Company. A portion of the set-up fee is received upon receipt of the executed branch agreement, with the remainder of the set-up fee being paid to the Company as the branch closes mortgage loans.
The portion of set-up fees received upon receipt of the executed branch agreement is recognized as revenue up[on receipt, and the portion of set-up fee revenues not received at the time the branch agreement is executed is deferred until it is paid by the branch to the Company through its loan closings. ARG owns parcels of land that it intends to develop and sell. Sales of lots are recognized when the required down payments are received, continuing investment and continuing involvement criteria are met, and title is conveyed to the buyer.

Cash and Cash Equivalents

      The Company considers its highly-liquid investments with maturities of three months or less to be cash equivalents.

Restricted Cash

     The Company receives cash from its branch offices as mortgage loans are closed and funded, representing amounts that will ultimately be paid to its branches in the form of commissions or reimbursement of certain operating expenses. The Company's policy is to hold such cash in an internally restricted cash account until such time as payments are made to its branch offices.

Restricted Certificates of Deposit

     As an accommodation to a financial institution holding certain indebtedness of the former AMSI shareholders, the Company has pledged certificates of deposit to secure such indebtedness. The Company has been released from any obligations pertaining to the obligation to which the certificates of deposit relate, through an indemnity agreement executed by the former AMSI shareholders.

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

Real Estate Held for Sale

     The Beachside Commons shopping center is classified as held for sale under SFAS 121. When an asset is identified by management as held for sale, the Company discontinues depreciating the asset and estimates the fair value of such asset. If in management's opinion the net realizable fair value of the asset that has been identified as held for sale is less than the net book value of the asset, a reserve for losses is established. Fair value is determined based upon current estimated sales proceeds from a pending offer.

Property and Equipment

     Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Furniture and fixtures are depreciated over 3 to 5 years and computers and equipment are depreciated over 3 years. Property and equipment is reviewed for impairment if events or changes in circumstances indicate that the carrying value of the property and equipment may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows into the foreseeable future on an undiscounted basis to the carrying value of such asset. Such carrying value would be adjusted, if necessary, to estimated fair value to reflect an impairment in the value of the asset.

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

New Accounting Standards

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). SAB 101 provides clarification in applying generally accepted accounting principles to revenue recognition in financial statements. Management does not anticipate that the implementation of SAB 101 will have a material effect on the Company's financial statements.

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

     The options to acquire real estate do not contain any features other than those providing the Company the ability to acquire the specific real estate for a negotiated price. The Company has accounted for the options at cost, which is represented by an independent appraisal of the fair value of the Company's common stock at July 9, 1999.

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

7.   NOTES PAYABLE

     The Company has the following notes payable at September 30, 1999:

Real estate indebtedness:
Note payable secured by certain parcels of land held for development,                      $     2,085,595
due September 1, 2002. Interest only is payable monthly at a rate of 9.5%.

Note payable secured by first mortgage on Beachside, due December 1, 2001.                       1,547,894
Interest only is payable monthly at a rate of 13%.

Note payable secured by certain parcels of land held for development,                              992,500
due March 23, 2000. Interest only is payable quarterly at a rate of 8.25%.

Note payable secured by certain parcels of land held for development,                              456,443
due March 20, 2002. Interest only is payable quarterly at a rate of 8.25%.

Note payable secured by certain parcels of land held for development,                              400,000
due June 1, 2000. Interest only is payable quarterly at a rate of 8.25%.

Note payable secured by certain parcels of land held for development, due                          255,000
March 1, 2000. Interest only is payable quarterly at a rate equal to prime plus 75 basis points (9% at September 30, 1999)

                                                                                             --------------
Total real estate indebtedness                                                                   5,737,432
                                                                                             --------------

General corporate indebtedness:
9% Convertible Note, secured by a second mortgage on certain parcels of                            775,000
real estate, due January 31, 2001. Interest only payable quarterly in arrears.

9% Convertible Note, secured by a second mortgage on certain parcels of                            500,000
real estate, due August 18, 2001. Interest only payable quarterly in arrears.

Various usecured notes payable, bearing interest at rates of 9% and 10%,                           525,000
due from Januray 31, 2000 to March 14, 2000.

                                                                                             --------------
Total general corporate indebtedness                                                             1,800,000
                                                                                             --------------

     Total notes payable                                                                   $     7,537,432
                                                                                             ==============

Due to related parties and stockholders:
Note payable to related party secured by certain parcels of land held for development,             596,057
due July 1, 2000. Interest only is payable quarterly at a rate of 8.25%.

Unsecured note payable to the majority shareholder, with no stated interest rate,                   15,000
due on demand. Interest is accrued at 10.25% per annum.
                                                                                             --------------
Total due to related parties and stockholders                                              $       611,057
                                                                                             ==============

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

     The following sets forth certain financial information attributable to the Company's business segments as of September 30, 1999 and for the period from the date of inception (July 9, 1999) to September 30, 1999:

                                MORTGAGE        REAL ESTATE
                                BROKERAGE       DEVELOPMENT        CORPORATE         TOTAL
Revenues                      $    837,803     $    238,763      $         --     $  1,076,566

Operating loss                $   (338,812)    $    (22,385)     $   (519,246)    $   (880,443)

Indentifiable assets          $  5,588,963     $  3,023,697      $    392,766     $  9,005,426

Capital expenditures          $         --     $         --      $     87,774     $     87,774

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

12.   EMPLOYEE BENEFIT PLANS

     The Company utilizes a third-party Professional Employer Organization (or "PEO") to provide certain employee benefits plans to its employees. Benefits available to employees include medical, dental, life insurance coverage and participation in a 401(k) savings plan. The PEO is the administrative employer of record and relieves the Company of many of the administrative burdens typically associated with the human resources management function. Under this co-employer relationship, the PEO acts as the administrative employer, while the Company remains the on-site employer and retains the decision making authority associated with day to day employment decisions. The Company, at its discretion, will match employee contributions to the 401(k) plan up to specified levels. For the period ended September 30, 1999, no contributions were made by the Company.

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

     Temporary differences that give rise to the deferred tax asset at September 30, 1999 consist primarily of net operating loss carryforwards ($855,532) and the allowance for loan losses ($329,109). Deferred tax assets at September 30, 1999 of $1,385,642 are offset by a valuation allowance as the Company has not demonstrated the sustained profitability necessary to record such asset.

     At December 31, 1999, the Company had net operating loss carryforwards of approximately $2.2 million which expire at various dates through 2019.

14. LOSS PER SHARE

     The following table sets forth the computation of basic and diluted loss per share:

    Numerator:
         Net loss                                                             $     (1,155,305)
                                                                               =================
    Denominator:
         Denominator for basic loss per share-weighted average shares
         (including outstanding shares of redeemable common stock)                  14,592,917

         Effect of dilutive securities:
           Employee stock options                                                          -
           Stock purchase warrants                                                         -
                                                                               -----------------
         Denominator for diluted loss per share-adjusted weighted                   14,592,917
                                                                               =================

    Net loss per share - basic and diluted                                  $           (0.08)
                                                                               =================

     The Company had 400,000 stock options and 250,000 stock purchase warrants outstanding at September 30, 1999. The effect of these common stock equivalents has not been included in the diluted weighted average shares outstanding as they would be anti-dilutive.

15.   SUBSEQUENT EVENTS

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

                                 LAHAINA ACQUISITIONS, INC.
                                  (Registrant)

Dated: April 25, 2000            By:    /s/ L. Scott Demerau
                                        --------------------
                                        L. Scott Demerau
                                        President and Chief Executive Officer