Form 10-Q/A
period 1999-12-31
LAHAINA ACQUISITIONS INC
filed 2000-04-25
CIK 855684

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                                Explanatory Note

     This Annual Report on Form 10-Q/A is filed to amend certain portions of our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999, as filed with the Commission on February 22,2000 in response to comments from the Securities and Exchange Commission received on April 5, 2000.

                           LAHAINA ACQUISITIONS, INC.
                                   FORM 10-Q/A
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                         Page
                                                                       --------
  Item 1.    Financial Statements

             Consolidated Balance Sheets as of December 31, 1999           3
                and September 30, 1999

             Consolidated Statement of Operations for the Three            4
                Months Ended December 31, 1999

             Consolidated Statement of Stockholders'                       5
                Deficit

             Consolidated Statement of Cash Flows for the Three            6
             Months Ended December 31, 1999

             Notes to Consolidated Financial Statements                    8

  Item 2.    Management's Discussion and Analysis of Financial            12
                Condition and Results of Operations

  Item 3.    Quantitative and Qualitative Disclosures about               16
                Market Risk

                           PART II. OTHER INFORMATION

  Item 1.    Legal Proceedings                                            17

  Item 2.    Changes in Securities and Use of Proceeds                    17

  Item 3.    Defaults upon Senior Securities                              17

  Item 4.    Submission of Matters to a Vote of Security                  17
                Holders

  Item 5.    Other Information                                            17

  Item 6.    Exhibits and Reports on Form 8-K                             18

             Signatures                                                   20

             Financial Data Schedule                                      21

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           LAHAINA ACQUISITIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                               December 31,   September 30,
                                                                                                   1999            1999
                                                                                               ------------    ------------
                                                                                               (unaudited)
ASSETS

Cash and cash equivalents                                                                      $     80,436    $     15,300
Restricted cash                                                                                     286,384          77,352
Restricted certificates of deposit                                                                  126,607         126,249
Real estate held for sale                                                                              --         3,650,000
Real estate held for development                                                                  3,057,299       2,958,143
Foreclosed real estate                                                                              593,960         593,960
Mortgage loans held for sale, net                                                                      --              --
Options to acquire real estate                                                                       84,966         122,893
Property and equipment, net                                                                          80,882          87,101
Goodwill, net                                                                                       888,529         903,042
Note receivable - sale of Beachside Commons I, Inc.                                               1,944,877              -
Note receivable - sale of real estate option                                                        900,000              -
Other assets                                                                                        536,088         471,386
                                                                                               ------------    ------------
         Total assets                                                                          $  8,580,028    $  9,005,426
                                                                                               ============    ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
    Accounts payable and accrued expenses                                                      $  1,749,941    $  1,837,328
    Accrued interest payable                                                                        282,380         298,432
    Notes payable - warehouse line                                                                1,132,442       1,132,442
    Notes payable                                                                                 5,564,538       7,537,432
    Due to related parties and stockholders                                                       2,052,057         611,057
    Deferred revenue                                                                                173,550         216,500
    Other liabilities                                                                                  --             9,500
                                                                                               ------------    ------------
         Total liabilities                                                                       10,954,908      11,642,691
                                                                                               ------------    ------------
Commitments and contingencies

Redeemable stock:
    Common stock, no par value; 3,250,000 shares issued and outstanding
    entitled to redemption under certain circumstances                                             (135,799)        (92,529)
                                                                                               ------------    ------------
Stockholders' deficit:
    Preferred series A convertible stock, 10,000,000 shares authorized,
    no shares issued or outstanding                                                                    --              --
    Common stock, no par value, 800,000,000 shares authorized, 12,967,343 shares
    issued and outstanding at December 31, 1999 and September 30, 1999                                 --              --
    Additional paid in capital                                                                   (1,389,431)     (1,389,431)
    Accumulated deficit                                                                            (849,650)     (1,155,305)
                                                                                               ------------    ------------
                                                                                                 (2,239,081)     (2,544,736)
                                                                                               ------------    ------------
         Total liabilities and stockholders' deficit                                           $  8,580,028    $  9,005,426
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







           See accompanying notes to consolidated financial statements

                           LAHAINA ACQUISITIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Three Months ended December 31, 1999
                                   (Unaudited)

1. Summary of Significant Accounting Policies

Interim Reporting

     The accompanying unaudited interim condensed consolidated financial statements have been prepared by management of Lahaina Acquisitions, Inc. (the "Company" or "Lahaina") in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments, except as disclosed herein) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

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

     The Company has recorded the note receivable relating to the sale of Beachside at a carrying value of $1,944,877, which represents management's estimate of the fair value of the note at December 31, 1999. As a result, the Company has recorded $83,160 of other expense during the period relating to the valuation of the note receivable.

3. Real Estate Held for Sale

      Real estate held for sale at September 30, 1999 represented the property owned by the Company's wholly-owned subsidiary, Beachside, which subsequently was divested on December 31, 1999 (see Note 2, Acquisitions, Divestitures and Merger Transactions contained herein).

4. Real Estate Held for Development

     Real estate held for development at December 31, 1999 consists of the following:

        Land held for development   $ 2,757,440
        Costs to develop land           299,859
                                    -----------
                                    $ 3,057,299
                                    ===========


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

6. Notes Receivable

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

7. Other Assets

     Other assets at December 31, 1999 consists of the following:

Deal costs                                                     $  168,221
Due From Related Parties and Stockholders                         132,454
Branch set-up fees receivable                                     173,550
Deposits                                                           38,137
Other                                                              23,726
                                                                ----------
                                                               $  536,088
                                                                ==========

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

8. Notes Payable

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
                                                                                          ==========
Due to related parties and stockholders:

Note  payable to  related  party  secured  by  certain  parcels of land held for             596,057
development, due July 1, 2000.  Interest only is payable quarterly at a rate of 8.25%

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

9. Commitments and Contingencies

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


11. Income Taxes

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

12. Subsequent Events

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q/A contain forward-looking statements that involve risks and uncertainties. Those statements relate to dividends; business plans, programs and trends; results of future operations; uses of future earnings; satisfaction of future cash requirements; funding of future growth; acquisition plans; and other matters. Words or phrases such as "will," "hope," "expect," "intend," "plan" or similar expressions are generally intended to identify forward-looking statements. Those statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein. The principal risks and uncertainties that may affect the Company's actual performance and results of operations include the following: general economic conditions and interest rates; adverse weather; changes in property taxes and energy costs; changes in federal income tax laws and federal mortgage financing programs; governmental regulation; changes in governmental and public policy; changes in economic conditions specific to one or more of the Company's markets and businesses; competition; availability of raw materials; and unexpected operations difficulties. Other risks and uncertainties may also affect the outcome of the Company's actual performance and results of operations. Readers are cautioned not to place undue reliance on the forward-looking statements made in, or incorporated by reference into, this Quarterly Report on Form 10-Q/A or in any document or statement referring to this Quarterly Report on Form 10-Q/A.

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

                                    LAHAINA ACQUISITIONS, INC.

Dated: April 25, 2000                      By: /s/ L. Scott Demerau
------------------------                      ----------------------------------
                                              L. Scott Demerau
                                              President and Chief Executive
                                              Officer