Form 10-Q
period 2000-03-31
LAHAINA ACQUISITIONS INC
filed 2000-05-22
CIK 855684

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

         (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                 March 31, 2000

                                       OR

         (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from ____to

                         Commission file number 0-27480

                           LAHAINA ACQUISITIONS, INC.

             (Exact Name of Registrant as Specified in Its Charter)

          Colorado                                             84-1325695
       ---------------                                     -------------------
       (State or Other                                       (IRS Employer
       Jurisdiction of                                     Identification No.)
       Incorporation or
        Organization)

                        5895 Windward Parkway, Suite 220

                            Alpharetta, Georgia 30005

                    (Address of Principal Executive Offices)

                                 (770) 754-6140

              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of outstanding shares of the Registrant's Common Stock, no par value per share, was 16,869,627 on April 14, 2000.

                           LAHAINA ACQUISITIONS, INC.
                                    FORM 10-Q
                                      INDEX

                          PART I. FINANCIAL INFORMATION
                                                                       Page
                                                                    ----------
   Item 1.      Financial Statements

                Consolidated Balance Sheets as of March 31, 2000
                  and September 30, 1999                                  3

                Consolidated Statement of Operations for the Three
                  and Six Months Ended March 31, 2000                     4

                Consolidated Statement of Stockholders' Deficit           5

                Consolidated Statement of Cash Flows for the Six
                  Months Ended March 31, 2000                             6

                Notes to Consolidated Financial Statements                8

   Item 2.      Management's Discussion and Analysis of Financial
                  Conditions and Results of Operations                   12

   Item 3.      Quantitative and Qualitative Disclosures about
                  Market Risk                                            15

                           PART II. OTHER INFORMATION

   Item 1.      Legal Proceedings                                        16

   Item 2.      Changes in Securities and Use of Proceeds                16

   Item 3.      Defaults upon Senior Securities                          16

   Item 4.      Submission of Matters to a Vote of Security Holders      16

   Item 5.      Other Information                                        16

   Item 6.      Exhibits and Reports on Form 8-K                         17

                Signatures                                               18

                Financial Data Schedule                                  19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           LAHAINA ACQUISITIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,      September 30,
                                                                                       2000             1999
                                                                                   -----------      ------------
                                                                                   (unaudited)
ASSETS
Cash and cash equivalents                                                         $    226,364      $    15,300
Restricted cash                                                                        326,464           77,352
Restricted certificates of deposit                                                     126,607          126,249
Real estate held for sale                                                                    -        3,650,000
Real estate held for development                                                     3,589,184        2,958,143
Foreclosed real estate                                                                 593,960          593,960
Options to acquire real estate                                                         170,913          122,893
Property and equipment, net                                                            242,274           87,101
Goodwill, net                                                                        1,616,266          903,042
Note receivable - sale of Beachside Commons I, Inc.                                  2,234,919
Note receivable - sale of real estate option                                           900,000
Other assets                                                                           524,732          471,386
                                                                                ---------------   --------------
         Total assets                                                             $ 10,551,683      $ 9,005,426
                                                                                ===============   ==============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
    Accounts payable and accrued expenses                                          $ 2,097,298      $ 1,837,328
    Accrued interest payable                                                           378,412          298,432
    Notes payable - warehouse line                                                   1,132,442        1,132,442
    Notes payable                                                                    4,739,538        7,537,432
    Due to related parties and stockholders                                          3,501,834          611,057
    Deferred revenue                                                                   175,699          216,500
    Other liabilities                                                                        -            9,500
                                                                                ---------------   --------------
         Total liabilities                                                          12,025,223       11,642,691
                                                                                ---------------   --------------
    Commitments and contingencies
Redeemable stock:
    Common stock, no par value; 1,100,000 shares issued and outstanding
    entitled to redemption under certain circumstances                                (488,300)         (92,529)
                                                                                ---------------   --------------
Stockholders' deficit:
    Preferred series A convertible stock, 10,000,000 shares authorized,
    no shares issued or outstanding                                                          -                -
    Common stock, no par value, 800,000,000 shares authorized, 15,659,627 shares issued and outstanding at March 31, 2000 and 12,967,343 shares
    issued and outstanding at September 30, 1999                                             -                -
    Additional paid in capital                                                        (284,372)      (1,389,431)
    Accumulated deficit                                                               (700,868)      (1,155,305)
                                                                                ---------------   --------------
                                                                                      (985,240)      (2,544,736)
                                                                                ---------------   --------------
         Total liabilities and stockholders' deficit                              $ 10,551,683      $ 9,005,426
                                                                                ===============   ==============



          See accompanying notes to consolidated financial statements

                           LAHAINA ACQUISITIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)



                                                                                 Three Months         Six Months
                                                                                     Ended               Ended
                                                                                   March 31,           March 31,
                                                                                     2000                2000
                                                                                ---------------    ---------------
Revenue:
     Mortgage brokerage services                                                  $  2,174,126       $  3,860,487
     Real estate services                                                              600,000          1,750,000
                                                                                ---------------    ---------------
          Total revenue                                                              2,774,126          5,610,487
                                                                                ---------------    ---------------
Operating expenses:
     Broker commissions                                                              1,800,162          3,293,619
     Cost of real estate sold                                                          136,310            195,529
     Salaries and employee benefits                                                    354,934            654,390
     General and administrative                                                        433,188            680,194
     Professional expenses                                                             162,413            302,875
     Occupancy expense                                                                  39,972             78,249
     Amortization of goodwill                                                           18,264             32,777
     Property taxes                                                                          -              9,515
     Depreciation and amortization                                                       7,865             14,084
                                                                                ---------------    ---------------
          Total operating expenses                                                   2,953,108          5,261,232
                                                                                ---------------    ---------------
Operating income                                                                      (178,982)           349,255
Other expense (income):
     Other income                                                                     (412,458)          (587,497)
     Interest expense                                                                  203,400            381,972
     Other expense                                                                     (73,706)            30,343
                                                                                ---------------    ---------------
                                                                                      (282,764)          (175,182)
                                                                                ---------------    ---------------
Income before income taxes                                                             103,782            524,437
Income taxes                                                                           (45,000)            70,000
                                                                                ---------------    ---------------
Net income                                                                             148,782            454,437
                                                                                ===============    ===============
Basic earnings per share                                                          $       0.01       $       0.03
                                                                                ===============    ===============
Diluted earnings per share                                                        $       0.01       $       0.03
                                                                                ===============    ===============
Weighted average shares outstanding - basic                                         15,304,969         15,211,562
                                                                                ===============    ===============
Weighted average shares outstanding - diluted                                       16,580,999         16,557,189
                                                                                ===============    ===============




See accompanying notes to consolidated financial statements

                           LAHAINA ACQUISITIONS, INC.
                 CONSOLIDATE STATEMENT OF STOCKHOLDERS' DEFICIT
                                  (unaudited)

                                                                              Additional
                                           Common Stock                         Paid-in         Accumulated
                                            Shares            Amount            Capital           Deficit             Total
                                         --------------    --------------    --------------    ---------------    --------------

Balance at September 30, 1999               12,967,343  $              -  $     (1,389,431) $      (1,155,305) $     (2,544,736)

Net income                                           -                 -                 -            454,437           454,437

Cashless exercise of options                   282,284                 -                 -                  -                 -

Stock for Purchase of Paradigm                 260,000                 -           901,059                  -           901,059

Warrants issued in payment
  of fees                                            -                 -            52,000                  -            52,000

Reclassification from redeemable
  stock                                      2,150,000                             152,000                              152,000
                                         --------------    --------------    --------------    ---------------    --------------
Balance at March 31, 2000                   15,659,627  $              -  $       (284,372) $        (700,868) $       (985,240)
                                         ==============    ==============    ==============    ===============    ==============







See accompanying notes to consolidated financial statements

                           LAHAINA ACQUISITIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                Six Months Ended
                                                                                March 31, 2000
                                                                               -----------------

  Net income                                                                    $     454,437
 Adjustments:
     Depreciation and amortization                                                     46,861
     Gain on sale of option to acquire real estate                                 (1,090,781)
     Income relating to restructuring of convertible notes                           (147,438)
     Valuation adjustment relating to note receivable                                (206,862)
     Issuance of warrants in lieu of cash for consulting services                      52,000
     (Increase) decrease in:
         Restricted cash                                                             (249,112)
         Options to acquire real estate                                              (107,239)
         Costs associated with development of real estate                            (462,703)
         Other assets                                                                (193,346)
         Amounts due from former shareholders of Accent Mortgage
                       Services, Inc. under indemnity                                (243,771)
     (Decrease) increase in:
         Accounts payable                                                             308,829
         Accrued interest payable                                                     166,634
         All other                                                                    (59,159)
                                                                                -----------------
 Net cash used in operating activities                                             (1,731,650)
                                                                                -----------------

 Cash Flows from Investing Activities:
     Purchase of property and equipment                                              (13,199)
                                                                                -----------------
 Net cash used in investing activities                                               (13,199)
                                                                                -----------------

 Cash Flows from Financing Activities:
     Proceeds from the issuance of notes payable                                   2,030,000
     Repayment of notes payable                                                     (905,000)
     Increase in amounts due to related parties                                      765,777
                                                                                -----------------
 Net cash provided by financing activities                                         1,890,777
                                                                                -----------------

 Net increase in cash and cash equivalents                                           145,928

 Cash and cash equivalents at beginning of period                            80,436
                                                                   -----------------

 Cash and cash equivalents at end of the period                  $          226,364
                                                                   =================




See accompanying notes to consolidated financial statements

                           LAHAINA ACQUISITIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)
                                  (continued)


                                                                                   Six Months
                                                                                     Ended
                                                                                 March 31, 2000
                                                                                ----------------
Supplemental disclosures of cash flow information:

Cash paid during the period for interest                                        $        244,362

Sale of Beachside Commons I, Inc.:
     Real estate held for sale                                                  $      3,650,000
     Notes payable                                                              $     (1,547,894)
     Notes receivable                                                           $     (2,028,057)
     Other assets and liabilities, net                                          $        (74,049)

Sale of Real Estate Option:
     Notes receivable                                                           $       (900,000)
     Debt forgiveness                                                           $        250,000

Other financing transactions:
     Notes payable                                                              $     (2,175,000)
     Due to related parties and stockholders                                    $      2,175,000

     Redeemable stock                                                           $       (152,000)
     Additional paid-in capital                                                 $        152,000

     Goodwill acquired in Paradigm transaction                                  $       (756,001)
      Purchase of property and equipment                                        $       (155,058)
      Issuance of stock in Paradigm transaction                                 $        901,059




See accompanying notes to consolidated financial statements

                           LAHAINA ACQUISITIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Six Months Ended March 31, 2000
                                   (Unaudited)

1. Summary of Significant Accounting Policies

Interim Reporting

     The accompanying unaudited interim condensed consolidated financial statements have been prepared by management in accordance with the accounting policies described in the Company's Annual Report for the year ended September 30, 1999. Certain information and footnote disclosures normally found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

     In the opinion of management, the consolidated financial statements reflect all adjustments which are necessary to present fairly the financial position of Lahaina Acquisitions, Inc. and subsidiaries at March 31, 2000, the results of operations for the three and six months ended March 31, 2000 and the cash flows for the six months ended March 31, 2000.

2. Acquisitions and Divestitures

 Sale of Beachside Commons I, Inc.

     On December 30, 1999, the Company sold Beachside Commons I, Inc., a wholly owned subsidiary, to Beachside Commons Holding, LLC. The purchase price, $4,550,000, consisted of an assumption of $1,550,000 of debt and a $3,000,000 note, bearing interest at 6% and due December 31, 2000, from Beachside Commons Holding, LLC. The note was recorded at a discount of $972,000 at December 30, 1999.

     The note is secured solely by 675,000 shares of common stock of Lahaina held by an escrow agent. The Company values the note based upon the lower of the face amount of the note less the amortized discount and the market value of the stock held as collateral. At March 31, 2000 and December 31, 1999, the note was valued at $2,234,919 and $1,944,877, respectively. As a result of amortizing the discount, subject to the market value limitation noted, the Company has recorded Other Income of $290,000 for the quarter ended March 31, 2000 and $207,000 for the six months ended March 31, 2000.

Paradigm Purchase

     On March 20, 2000, the Company completed the purchase of certain of the assets of Paradigm Mortgage Associates, Inc., a Florida corporation for 500,000 shares of common stock of Lahaina. Under terms of the Asset Purchase Agreement, Paradigm guaranteed that the Branch Operations acquired by the Company would achieve a minimum monthly volume of mortgage loan originations of $19,000,000 for at least twelve of the eighteen months subsequent to the transaction. If the Minimum Volume is not achieved in at least twelve of the eighteen months, for every month in addition to six months that the Minimum Volume is not achieved, Seller shall forfeit 20,000 shares. The 240,000 shares that are contingently returnable are treated as contingently issuable shares. The purchase of these assets is recorded at the market value of the 260,000 shares of stock ($3.47 per share or a total of $901,059) stock that are not contingently returnable with $155,058 allocated to property and equipment and the remaining $746,000 allocated to goodwill to be amortized over 15 years. If the minimum monthly volumes are achieved, the shares no longer at risk of being cancelled will be recorded at the value of the stock at the issue date and goodwill will be increased accordingly.

     Paradigm agreed to reimburse the Company for transition costs associated with integrating the operations acquired with those of the Company. These costs, to be determined in the sole discretion of the Company, shall not exceed $900,000 and the period involved runs to March 20, 2001. During the quarter ended March 31, 2000, the Company identified $18,000 of such costs, which were billed to Paradigm. The reimbursement was recorded as a reduction of the appropriate expense and a receivable from stockholders and related parties at March 31, 2000.

     A total of 400,000 shares are held in escrow with 250,000 segregated and specified to secure payment of indemnity claims and the performance guarantee and 150,000 shares segregated and specified to secure payment of transition costs claims.

3. Notes Payable

     The Company has the following notes payable at March 31, 2000:

Real estate indebtedness:
Note payable secured by certain parcels of land held for development,                      $     2,165,595
due September 1, 2002. Interest only is payable monthly at a rate of 9.5%.

Note payable secured by certain parcels of land held for development,                              992,500
due March 23, 2000. Interest only is payable quarterly at a rate of 8.25%.

Note payable secured by certain parcels of land held for development,                                6,443
due March 20, 2000. Interest only is payable quarterly at a rate of 8.25%.

Note payable secured by certain parcels of land held for development,                              550,000
due June 7, 2000. Interest at 18%.
                                                                                             --------------
Total real estate indebtedness                                                                   3,714,538
                                                                                             --------------

General corporate indebtedness:
8% Note payable due September 25, 2000. Company may elect to pay the note,                         525,000
plus accrued interest, with stock or cash. If the note is not paid on or before date, the Holder may require conversion. The note is secured by shares of stock equal to the number of shares issuable upon conversion.

Note payable secured by certain parcels of real estate, due April 8, 2000 . Interest               150,000
only is payable monthly at a rate of 15%.

Note payable secured by certain parcels of real estate, due December 2, 2000 . Interest            350,000
only is payable monthly at a rate of 15%.
                                                                                             --------------
Total general corporate indebtedness                                                             1,025,000
                                                                                             --------------
     Total notes payable                                                                   $     4,739,538
                                                                                             ==============

Due to related parties and stockholders:

9% Convertible Note, secured by a second mortgage on certain parcels of                            775,000
real estate, due January 31, 2001. Interest only payable quarterly in arrears.

9% Convertible Note, secured by a second mortgage on certain parcels of                            500,000
real estate, due August 18, 2001. Interest only payable quarterly in arrears.

Note payable to related party secured by certain parcels of land held for                          596,057
development, due July 1, 2000. Interest only is payable quarterly at a rate of 8.25%.

Unsecured note payable to a related party, due December 31, 2000. Interest only                    619,777
payable at maturity at a rate of 9% per annum.

Unsecured note payable to the majority shareholder, with no stated interest rate,                  840,000
due on demand. Interest is accrued at 10.25% per annum.

Unsecured note payable to a related party, with no stated interest rate,                            71,000
due on demand. Interest is accrued at 8.25% per annum.

Unsecured note payable to a related party, with no stated interest rate,                            30,000
due on demand. Interest is accrued at 8.25% per annum.

Unsecured note payable to a related party, with no stated interest rate,                            55,000
due on demand. Interest is accrued at 8.25% per annum.

Unsecured note payable to a related party, with no stated interest rate,                            15,000
due on demand. Interest is accrued at 8.25% per annum.
                                                                                             --------------
Total due to related parties and stockholders                                              $     3,501,834
                                                                                             ==============

4. Restructuring of Certain Debt

     On February 17, 2000,  the Holder of the Company's  convertible  notes (the
"Notes") entered into an agreement with a party related to the Company to exchange the Notes, along with all accrued interest, accrued liquidated damages and other features relating to the Notes, for a new security provided by the related party. As a result, the related party has agreed to amend certain provisions of the Notes and to waive permanently all previous accrued interest and accrued liquidated damages pertaining to the Notes. The Company reversed accrued interest payable and accrued liquidated damages payable totaling $287,438 during the three-month period ended December 31, 1999, and is in compliance with the amended terms and conditions of the Notes. The Company also wrote-off approximately $140,000 of other assets, primarily related to the costs of maintaining an effective registration statement on Form S-1 (or other Form) for the shares of Lahaina common stock into which the Notes might be converted.

5. Commitments and Contingencies

     In July and August 1998, Accent Mortgage Services, Inc. (AMSI) acquired from SGE and related entities notes secured primarily by first security interest in residences. The selling entity, SGE, has been placed in receivership by Order of the Superior Court of Tift County, Georgia. The receiver is charged with the responsibility of settling competing claims, if any, to loans made and sold by SGE. Many of the loans acquired by the Company from SGE were later sold to Matrix Bank for a total purchase price of $623,032. Matrix Bank contends some of the loans are subject to competing claims or are non-performing assets, and has demanded that the Company reacquire these loans. The Company is negotiating with Matrix to resolve these issues, however, the ultimate resolution is unknown at this time. The Company has not provided for any loss that may result from the Matrix transaction, however should the ultimate resolution be unfavorable to the Company, any losses would be subject to the indemnification from the former AMSI shareholders.

     The Company is also subject to various litigation in the ordinary course of business. In the opinion of management, resolution of such matters will not have a significant effect on the financial position of the Company.

6. Segment Information

     The Company operates in two business segments - Mortgage Brokerage and Real Estate Development. Mortgage Brokerage provides mortgage brokerage services to consumers through a network of over 100 branch offices located in 21 states. Real Estate development is engaged in the acquisition, development and sale of a variety of real estate projects. Corporate services include human resources, legal, accounting and various unallocated overhead costs.

     There are no inter-segment revenues.

                                                Three months      Six months
                                                    ended           ended
                                              --------------- ---------------
                                                      March 31, 2000
                                           -------------------------------------
Revenues

   Mortgage Brokerage                         $    2,174,126  $    3,860,487
   Real Estate Development                           600,000       1,750,000
   Corporate                                               -               -
                                              --------------- ---------------
                                              $    2,774,126  $    5,610,487
                                              =============== ===============
Operating income (loss)
   Mortgage Brokerage                         $       18,436  $     (45,744)
   Real Estate Development                           350,944       1,355,798
   Corporate                                       (548,362)       (960,799)
                                              --------------- ---------------
                                              $    (178,982)  $      349,255
                                              =============== ===============
Identifiable assets
   Mortgage Brokerage                                       $      5,019,160
   Real Estate Development                                         3,181,475
   Corporate                                                       2,044,225
                                                              ---------------
                                                                $ 10,244,860
                                                              ===============

7. Subsequent Events

     On May 1, 2000 the U.S. Department of Housing and Urban Development issued Mortgagee Letter 00-15 addressing "Prohibited Branch Arrangements" and providing guidance and clarification regarding the Department's requirements for branch offices of HUD/FHA approved mortgagees. A significant portion of the loan volume originated and brokered by the Company's branch network would be in jeopardy if HUD/FHA approval were lost, and the Company could be subject to HUD sanctions if it were found to be in violation of HUD Regulations.

     The Company is currently reviewing the implications of Mortgagee Letter 00-15 on its operations. At this time, management is of the opinion that its current method of operation, coupled with certain changes that management was in the process of instituting before the publication of Mortgagee Letter 00-15, is in compliance with the regulations.

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2000

Revenues

      Revenues for the three-month period ended March 31, 2000 totaled $2,775,000 a decrease of $3,000 when compared to the first quarter. Revenue from Mortgage Brokerage Services was $2,174,000, an increase of $487,000 over the previous quarter. Mortgage Brokerage Service revenue was approximately 76.7% of total revenues for the current quarter compared to 60.7% in the previous quarter. The Paradigm acquisition was not completed until late March and only generated revenue from March 20 forward. Mortgage loan volume originated and brokered by the Company's branch operations for the quarter totaled approximately $54.4 million, with $3.8 million of this generated by the Paradigm branches. This represents an increase over the previous quarter of 20%. Real estate revenues for the quarter were $600,000, down approximately $550,000 from the previous quarter. Due to the type of projects currently under development, the Company does not anticipate that revenue from real estate activities will necessarily be consistent from period to period.

Operating Expenses

      Operating expenses for the quarter ended March 31, 2000 totaled $2,953,000, an increase from $2,249,000 in the previous quarter. Operating expenses for the quarter ended March 31, 2000 were 106.3% of total revenue for the period. The principal components of operating expenses for the period were broker commissions ($1,800,000 or 59.3% of total operating expense), salaries and employee benefits ($355,000 or 11.8% of total operating expenses), general and administrative expenses ($433,000 or 14.4% of total operating expenses), and professional fees ($162,000 or 5.4% of total operating expenses).

      Broker commissions ($1,800,000) are typically commissions paid by the Company to employees at the branch offices who are responsible for originating the loans brokered by the branch. Broker commissions in the quarter ended March 31, 2000 increased by $307,000 over the previous quarter, but as a percentage of Mortgage Brokerage Services Revenue decreased to 82.8% for the current quarter from 88.6% in the previous quarter.

     General and administrative expense increased by $186,000 in the quarter ended March 31, 2000, with $105,000 of the increase attributable to the operations of the branches acquired from Paradigm. The remainder of the increase was the result of adding infrastructure to support the growing number of branch operations and the increased number of mortgage brokers working for the Company.

Other Expense (Income)

     Other expense (income) for the quarter ended March 31, 2000 consists of Other Income, Interest Expense and Other Expense and is an aggregate income of $283,000 for the quarter. It consists primarily of income from the $290,000 increase in the valuation of the note receivable created in the Beachside
Commons sale (see note 2), interest expense of $203,000, interest income of $56,000 from Notes Receivable from the sale of Beachside and real estate options, and miscellaneous other income items in the quarter.

Income before Income Taxes, Tax Provision, Net Income

      For the quarter ended March 31, 2000, the Company's operations exclusive of the adjustment to the value of the Beachside Commons note reflect a loss. The tax effect of this loss reduces the income tax provision reported for the previous quarter, generating a net tax credit of $45,000 in the current quarter.

SIX MONTHS ENDED MARCH 31, 2000

Revenues

     Revenues for the six-month period ended March 31, 2000 aggregated $5,610,000, with $3,860,000 (68.8%) from Mortgage Brokerage Services. Mortgage loan volume originated and brokered by the Company's branch operations totaled $99.6 million. Real estate revenues totaled $1,750,000 (31.2% of total revenue). $659,000 or 37.6% of the real estate revenue is attributable to the sale of property developed by the Company. The remaining $1,091,000 of Real Estate Services revenue represents the sale of an option owned by the Company to acquire property.

Operating Expenses

      Operating expenses for the six-month period ended March 31, 2000 aggregated $5,261,000, or 93.7% of total revenue for the period. The principal components of operating expenses for the period were Broker commissions ($3,294,000 or 62.64% of total operating expenses), salaries and employee benefits ($654,000 or 12.4% of total operating expenses), general and administrative ($680,000 or 12.9% of total expenses), and professional expenses ($303,000 or 5.8% of total operating expenses).

      Broker commissions ($3,294,000) are typically commissions paid by the Company to employees at the branch offices who are responsible for originating the loans brokered by the branch. For the six-month period ended March 31, 2000, Broker commissions were 85.3% of Mortgage Brokerage services revenue.

Other Expense (Income)

      Other expense (income) is comprised of Other Income, Interest Expense and Other Expense.

      Other income of $175,000 for the six-month period ended March 31, 2000 consists primarily of the year to date valuation adjustment to the Beachside Commons note ($207,000), income from the restructuring of certain of the Company's convertible notes ($147,000), income from the elimination of accounts payable in the Beachside transaction ($135,000), interest income on the notes from the Beachside and real estate option sale ($55,000), reduced by interest expense of $382,000.

Income before Income Taxes, Tax Provision, Net Income

     For the six months ended March 31, 2000, the Company recorded income tax expense of $70,000. The sale of the stock of a subsidiary generated taxable income significantly different from that reported for financial statement purposes. Subsequent fluctuations in the valuation of the note receivable will result in income or loss for financial statement purposes that result in no tax expense or benefit.

Liquidity and Capital Resources

     The Company used cash in operating activities totaling $1,732,000 for the six-month period ended March 31, 2000. The principal component of cash generated in operating activities was the Company's net income of $409,000. Increases in restricted cash ($249,000), costs associated with the development of real estate and options to acquire real estate ($735,000), amounts due from former shareholders of Accent Mortgage Services, Inc. ($244,000), and other assets ($193,000) offset cash generated by net income, while increases in accounts payable and accrued expenses (including interest) of $747,000 provided cash flow from operations.

     Cash provided from financing activities totaled $2,757,000 for the period, primarily consisting of additional borrowings from non-related parties ($2,030,000) and related parties and stockholders ($766,000), partially offset by repayments of $905,000. The Company issued 250,000 shares of common stock ($866,000) to purchase assets of Paradigm Mortgage Associates, Inc.

     The Company had $226,000 of cash and cash equivalents at March 31, 2000.

     Management's plan is to continue to attempt to restructure or refinance its existing obligations, increase the volume of mortgage loans brokered through its mortgage operations, develop and sell its various parcels of real estate and, ultimately, to achieve sustainable profitability and positive cash flow.

     The Company intends to pursue selected acquisition opportunities. The timing or success of any acquisition efforts is unpredictable. Accordingly, the Company is unable to accurately estimate its expected capital commitments. Funding for future acquisitions will likely come from a combination of additional borrowings and the issuance of additional equity.

     The Company entered into an arrangement on February 25, 2000 that is to provide up to $1,500,000 of bridge loan financing. The $1,500,000 is to be generated by the sale of Bridge Notes in one or more transactions. The Notes are due in 210 days and bear interest at 8%. Under the terms of the Notes, the Company has the option of paying the principal, plus accrued interest, by issuing stock. In the event of default, the note holder may require repayment in common stock of the Company. The value of the stock issued, if any, in payment of the Notes is the average closing bid price of the stock for the five days immediately prior to the Original Issue Date. At March 31, 2000 the Company had drawn $525,000 of the $1,500,000, with an additional $500,000 drawn in April.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to market risk from changes in interest rates. The Company had minimal indebtedness subject to variable interest rates at the beginning of the year, and all of this was paid off during the three-month period ended March 31, 2000. Most of the Company's debt is relatively short term (due within the next 24 months) and in most cases will be renegotiated. Assuming March 31, 2000 debt levels (exclusive of stockholders and related parties) an increase or decrease in interest rates of one percentage point would impact the Company's interest expense by about $60,000 per year.

      The following table presents the principal cash flows and related weighted average interest rates on debt by expected maturity date as of March 31, 2000:

                                                                                                  Fair
                                2000            2001             2002           Total            Value
                           ---------------  --------------  --------------- ---------------  ---------------

Fixed rate debt            $5,933,219        $1,275,000       $2,165,595       $9,373,814        $9,373,814
Average interest rate          10.01%             9.00%            9.50%            9.76%

PART II.                            OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 2.       Changes in Securities and Use of Proceeds

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

None.

Item 5.       Other Information

None.

Item 6.           Exhibits and Reports on Form 8-K

A.  Exhibits

Exhibit No.      Description of Exhibit
2.1              Asset Purchase Agreement dated February 25, 2000 by and among
                 Paradigm Mortgage Associates  Inc., its principal shareholders and Accent Acquisitions I, Co. (1)

2.2 First Amendment to Asset Purchase Agreement dated March 20, 2000 (1)

2.3              Escrow Agreement dated March 20, 2000 by and among Accent
                 Acquisitions I, Co., and Paradigm Mortgage Associates, Inc.
                 and Kutak Rock LLP (1)

27               Financial Data Schedule

(1) Incorporated by reference to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the Commission on March 31, 2000.

B.  Reports on Form 8-K

         During the quarter ended March 31, 2000, the Company filed with the Commission the following reports on Form 8-K:

Current Report on Form 8-K dated March 31, 2000 and filed with the Commission on March 31, 2000, relating to the Company's acquisition of certain assets of Paradigm Mortgage Associates, Inc.

Current Report on Form 8-K/A (Amendment No. 2) dated January 18, 2000 and filed with the Commission on March 20, 2000 amending a previous filing relating to the Company's sale of its wholly-owned subsidiary, Beachside Commons I, Inc.

Current Report on Form 8-K/A (Amendment No. 1) dated January 18, 2000 and filed with the Commission on February 10, 2000, amending a previous filing relating to the Company's sale of its wholly owned subsidiary, Beachside Commons I, Inc.

Current Report on Form 8-K dated January 18, 2000 and filed with the Commission on January 18, 2000, relating to the Company's sale of its wholly owned subsidiary, Beachside Commons I, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LAHAINA ACQUISITION, INC.
Dated : May 22, 2000               By: /s/ L. Scott Demerau
----------------------                 -----------------------
                                     L. Scott Demerau
                                     President and Chief Executive Officer