Form 10-K/A
period 1999-09-30
LAHAINA ACQUISITIONS INC
filed 2000-06-02
CIK 855684

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

                           LAHAINA ACQUISITIONS, INC.
                              INDEX TO FORM 10-K/A

                                                                            Page

                                         PART I
   ITEM 1.         BUSINESS                                                    3
   ITEM 2.         PROPERTIES                                                  7
   ITEM 3.         LEGAL PROCEEDINGS                                           7
   ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         8

                                         PART II
   ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS                                         9
   ITEM 6.         SELECTED FINANCIAL DATA                                    10
   ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                        11
   ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK                                                18
   ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                19
   ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE                        38

                                        PART III
   ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT         39
   ITEM 11.        EXECUTIVE COMPENSATION                                     39
   ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT                                                 41
   ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             42

                                        PART IV
   ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                   FORM 8-K                                                   43

                   SIGNATURES                                                 75




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

                                Explanatory Note

This Annual Report on Form 10-K/A is filed to amend certain portions of our Annual Report on Form 10-K/A for the fiscal year ended September 30, 1999, as filed with the Commission on April 25, 2000, in response to comments from the Securities and Exchange Commission received on May 15, 2000.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K




      (a)    The following documents are filed as part of this report:

        (1)
          (a)
             Consolidated Financial Statements:
             Report of Deloitte & Touche LLP, Independent Auditors
             Consolidated Balance Sheet at September 30, 1999
             Consolidated  Statement  of Income for the period from July 9, 1999
               (date of inception) to September 30, 1999

             Consolidated Statement of Stockholders' Deficit for the period from
               July 9, 1999 (date of inception) to September 30, 1999

             Consolidated  Statement  of Cash Flows for the period  from July 9,
               1999 (date of inception) to September 30, 1999

             Notes to Consolidated Financial Statements

          (b)
             Statement of Operations for Accent Mortgage Services,  Inc. for the
               six months ended June 30, 1999 and for the years ended December 31, 1998 and 1997, as follows:

INDEPENDENT AUDITORS' REPORT

To the Stockholder and
Board of Directors of
Accent Mortgage Services, Inc.

     We have audited the accompanying balance sheet of Accent Mortgage Services, Inc. as of June 30, 1999 and the related statements of operations, stockholder's equity (deficit) and cash flows for the six months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accent Mortgage Services, Inc. as of June 30, 1999 and the results of its operations and its cash flows for the six months then ended in conformity with generally accepted accounting principles.


HOLLAND SHIPES VANN, P.C.

Atlanta, Georgia
September 9, 1999, except for Note 12
as to which the date is September 21, 1999

                         ACCENT MORTGAGE SERVICES, INC.
                                 BALANCE SHEET

-----------------------------------------------------------------------------
JUNE 30,                                                          1999
-----------------------------------------------------------------------------

ASSETS
 Mortgage portfolio, net                                          $ 1,030,842
 Restricted certificates of deposit                                   125,435
 Cash and cash equivalents                                             81,255
 Accrued interest receivable                                           12,634
 Property and equipment, less accumulated depreciation                 32,166
 Foreclosed real estate                                               593,960
 Due from related company                                             189,523
 Other assets                                                           1,500
-----------------------------------------------------------------------------
                                                                  $ 2,067,315
=============================================================================



LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

LIABILITIES
 Lines of credit                                                  $ 1,632,342
 Notes payable                                                        776,713
 Due to stockholders                                                  153,094
 Accrued interest payable                                             208,080
 Other liabilities                                                    280,251
-----------------------------------------------------------------------------
                                                                    3,050,480
-----------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
-----------------------------------------------------------------------------

STOCKHOLDER'S EQUITY (DEFICIT)
 Common stock, no par value, 1,000,000 shares
  authorized; 400,000 shares issued and outstanding                    60,000
 Additional paid-in capital                                           624,595
 Accumulated (deficit)                                             (1,667,760)
-----------------------------------------------------------------------------
                                                                     (983,165)
-----------------------------------------------------------------------------
                                                                  $ 2,067,315
=============================================================================


See accompanying notes to financial statements.

                         ACCENT MORTGAGE SERVICES, INC.
                            STATEMENT OF OPERATIONS



-----------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30,                                                1999
-----------------------------------------------------------------------------

REVENUES
  Brokerage services                                              $   560,097
  Interest income                                                       9,188
-----------------------------------------------------------------------------
                                                                      569,285
-----------------------------------------------------------------------------

OTHER EXPENSES
  Brokerage services expense                                          323,222
  Interest expense                                                     30,986
  Provision for losses                                                 50,000
  Administrative and general                                          386,878
  Loss on disposal of property and equipment                          167,645
-----------------------------------------------------------------------------
                                                                      958,731
-----------------------------------------------------------------------------

NET LOSS                                                          $  (389,446)
=============================================================================


See accompanying notes to financial statements.

                         ACCENT MORTGAGE SERVICES, INC.
             STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)


------------------------------------------------------------------------------------------------------------
                                                            Additional                           Total
                                             Common          Paid-in        Accumulated      Stockholder's
                                              Stock          Capital         (Deficit)      Equity (Deficit)
------------------------------------------------------------------------------------------------------------


BALANCE, December 31, 1998                  $  60,000       $ 124,595       $(1,278,314)      $(1,093,719)

 Net loss for the six months
  ended June 30, 1999                                                          (389,446)         (389,446)

 Capital contribution                                         500,000                             500,000
---------------------------------------------------------------------------------------------------------
BALANCE, June 30, 1999                      $  60,000       $ 624,595       $(1,667,760)      $  (983,165)
=========================================================================================================



See accompanying notes to financial statements.

                         ACCENT MORTGAGE SERVICES, INC.
                            STATEMENT OF CASH FLOWS

-----------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30,                                                1999
-----------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                        $  (389,446)
-----------------------------------------------------------------------------
  Adjustments to reconcile net loss to net cash
    used in operating activities:-
       Depreciation                                                    16,568
       Loss on disposal of property and equipment                     167,645
       Changes in assets and liabilities:
         Accrued interest receivable                                   47,959
         Other assets                                                  (1,500)
         Accrued interest payable                                     (34,835)
         Other liabilities                                             35,135
-----------------------------------------------------------------------------
                                                                      230,972
-----------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                (158,474)
-----------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Advances to related company                                        (189,523)
  Proceeds from sale of mortgages                                   2,199,119
  Purchase of certificates of deposit                                  (2,354)
  Proceeds from sale of equipment                                      13,500
-----------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                           2,020,742
-----------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Capital contribution                                                500,000
  Loans from stockholders                                               2,794
  Decrease in lines of credit                                      (2,855,222)
  Proceeds from notes payable                                         528,891
  Principal payments on notes payable                                 (23,526)
-----------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                              (1,847,063)
-----------------------------------------------------------------------------

NET INCREASE IN CASH                                                   15,205

CASH AND CASH EQUIVALENTS, beginning of period                         66,050
-----------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                          $    81,255
=============================================================================


See accompanying notes to financial statements.

                         ACCENT MORTGAGE SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1999



 1. ORGANIZATION         Accent Mortgage Services, Inc. (AMSI) was
    AND SUMMARY OF       incorporated in the State of Georgia on August 21,
    SIGNIFICANT          1991. The Company engages in residential and
    ACCOUNTING           commercial brokerage services and in the purchase
    POLICIES             and sale of mortgages. The Company provides these
                         services primarily to residential mortgage customers in the Southeastern United States. In 1999, the
                         Company expanded its services to include net branch brokerage services, which allows outside agents to broker loans utilizing the Company's licenses, and provide short-term stage financing for modular home purchasers. At June 30, 1999, the Company was a wholly-owned subsidiary of Accent Holdings, Inc.

                         Effective July 9, 1999, Accent Holdings, Inc. exchanged 400,000 shares of Accent Mortgage Services, Inc. for 362,000 shares of common stock of The Accent Group, Inc., thereby making AMSI a wholly-owned subsidiary of The Accent Group. The Accent Group, Inc. then entered into a reverse merger with Lahaina Acquisitions, Inc. In connection with the merger, shareholders of The Accent Group received 86% of the common stock of Lahaina. The Accent Group, Inc. is now the surviving parent of AMSI.

    MANAGEMENT           The preparation of financial statements in conformity
    ESTIMATES            with generally accepted accounting principles requires
                         management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    MORTGAGE             Mortgage loans are held for sale and are carried at
    PORTFOLIO            the lower of cost or fair value with any unrealized
                         losses included in current period earnings.

                         The accrual of interest on mortgages is discontinued when the mortgages become delinquent for 90 days or more. Any accrued interest on delinquent mortgages is charged against current-period interest income. Subsequent interest income on such mortgages is recognized only to the extent that cash payments are received.

                         ACCENT MORTGAGE SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (Continued)


    ALLOWANCE FOR        The allowance for losses is based on an analysis of
    LOSSES               the mortgage portfolio.  The analysis considers credit
                         profile factors such as mortgage characteristics and actual and expected loss experience. Increases in the allowance are charged to the provision for losses. Reductions in the allowance result from charge-offs, net of recoveries. In management's judgment, the allowance is adequate to provide for expected losses.

    PROPERTY AND         Property and equipment are recorded at cost.
    EQUIPMENT            Depreciation is provided utilizing the straight-line
                         method over the estimated useful lives of the individual assets, which are generally five to seven years. Depreciation expense totaled $16,568 for the six months ended June 30, 1999.

    CASH AND CASH        The Corporation considers highly liquid investment
    EQUIVALENTS          instruments with an original maturity of three months
                         or less to be "cash equivalents." Cash equivalents are carried at cost, which approximates market value.

    CREDIT RISK          Concentration of credit risk with respect to the
                         Company's mortgages receivable exists since borrowers are susceptible to changes in economic conditions that could affect their ability to meet their obligations. Additionally, the Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

    INCOME TAXES         Income taxes are accounted for under the asset and
                         liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted date.


    FORECLOSED           Foreclosed real estate is carried at the lower of
    REAL ESTATE          cost or estimated fair value less estimated costs
                         to sell.

                         ACCENT MORTGAGE SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (Continued)


 2. MORTGAGE              The Company's mortgage portfolio represents mortgages
    PORTFOLIO             closed either directly from borrowers or purchased
                          from other lenders. Mortgages receivable at June 30, 1999 consist of the following:

                           Principal of mortgages securing lines of credit                $ 1,244,279
                           Stage funding                                                      531,692
                           Principal of other mortgages                                       944,828
                           Less:  Purchase discounts                                         (844,366)
                           --------------------------------------------------------------------------
                                                                                            1,876,433
                           Less: Allowance for losses                                        (845,591)
                           --------------------------------------------------------------------------

                                                                                          $ 1,030,842
                           ==========================================================================

                         ACCENT MORTGAGE SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (Continued)

 3. PROPERTY AND         Property and equipment at June 30, 1999 are summarized
    EQUIPMENT            as follows:


                           Furniture and fixtures                        $ 13,825
                           Office equipment                                26,269
                           ------------------------------------------------------
                                                                           40,094
                           Less: Accumulated depreciation                  (7,928)
                           ------------------------------------------------------

                                                                         $ 32,166
                           ======================================================


 4. 401(K) PROFIT        Effective January 1, 1998, the Company established a
    SHARING PLAN         401(k) profit sharing plan covering substantially all
                         of its employees. Effective June 30, 1999, the Plan was terminated and all eligible employees became 100% vested. The Company made contributions of $953 in 1999.

                         ACCENT MORTGAGE SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1999

                                  (Continued)


 5. LINES OF CREDIT        Lines of credit at June 30, 1999 consist of the
                           following:

                           $7,000,000 warehouse line of credit,
                           payable on demand, bearing interest
                           at prime plus 2%, secured primarily
                           by mortgages receivable                                        $   499,900

                           $2,000,000 warehouse line of credit,
                           bearing interest at prime plus 2%,
                           maturing October 1998, secured
                           primarily by mortgages receivable
                           and guaranteed by a principal share-
                           holder of Accent Holdings, Inc.                                  1,132,442
                           --------------------------------------------------------------------------

                                                                                          $ 1,632,342
                           ==========================================================================


                           The Company is currently in default on its $2,000,000 line of credit. The loan agreement requires the Company to maintain certain net worth requirements. Additionally, the agreement requires mortgages to be removed as loan security from the line within 90 days after advances are made on the related mortgages. The Company is in violation of both of these provisions. Management is currently negotiating with the lender to cure the defaults.

                         ACCENT MORTGAGE SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (Continued)


 6. NOTES PAYABLE          Notes payable at June 30, 1999 are summarized as
                           follows:

                           Note payable to bank in monthly
                           principal and interest payments of
                           $5,144 and a final balloon payment
                           of $167,780 in August 1999. The
                           note bears interest at 8.5% and is
                           secured by accounts receivable,
                           equipment and certificates of
                           deposit totaling $125,435                                      $ 170,831

                           Note payable to bank; interest rate
                           of 8.5%; maturing August 1999;
                           secured by a $107,000 certificate of
                           deposit of a shareholder's family
                           member                                                            75,000

                           Equipment note; monthly payments
                           of $175, bearing interest at 10%,
                           paid July, 1999                                                    1,991

                           Notes payable to affiliated company,
                           bearing interest at prime
                           plus 1%, maturing December 2001,
                           secured by stage funding mortgage
                           receivables                                                      528,891
                           ------------------------------------------------------------------------

                                                                                          $ 776,713
                           ========================================================================

                         ACCENT MORTGAGE SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (Continued)

 7. INCOME TAXES           The Company files a consolidated tax return with its
                           parent, Accent Holdings, Inc., and allocates income tax benefits and expense based on the income or loss of each company.

                           Temporary differences that give rise to significant portions of deferred tax assets and liabilities at June 30, 1999 consist of net operating loss carryforwards, expense accruals, the allowance for losses and the use of accelerated tax depreciation methods. Net deferred taxes at June 30, 1999 include the following components:

                           Deferred tax assets                                            $  745,000
                           Valuation allowance                                              (743,000)
                           -------------------------------------------------------------------------
                                                                                               2,000
                           Deferred tax liabilities                                           (2,000)
                           -------------------------------------------------------------------------


                           Net deferred taxes                                             $      -0-
                           =========================================================================


                           At June 30, 1999, the Company has net operating loss carryforwards for tax purposes of approximately $551,000, which are available to offset future taxable income through 2019.

                         ACCENT MORTGAGE SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (Continued)

 8. OPERATING LEASE     The Company leases office space under a noncancelable
                        lease classified as an operating lease. Future minimum obligations are as follows:



                            Year Ended June 30,
                           -----------------------------------------------------------------------
                                 2000                                                    $ 158,276
                                 2001                                                      161,619
                                 2002                                                      166,468
                                 2003                                                      171,407
                                 2004                                                      176,587
                                 Thereafter                                                 29,576
                           -----------------------------------------------------------------------

                                                                                         $ 863,933
                           =======================================================================

                        Rental expense totaled $30,991 at June 30, 1999 and is included in administrative and general expenses.

 9. RELATED PARTY       During 1999, Accent Holdings, Inc. made a capital
    TRANSACTIONS        contribution of $500,000 to the Company.

                        At June 30, 1999, shareholders of Accent Holdings, Inc. have made non-interest bearing advances totaling $153,094 to the Company.

                        During June 1999, the Company made $189,523 in non-interest bearing advances to The Accent Group, Inc.

                        In 1999, the Company borrowed $528,891 from Accent Partners, a partnership of Accent Holdings, Inc. and one of its shareholders. The funds were used to finance stage funding mortgage receivables totaling $531,692 at June 30, 1999.

                         ACCENT MORTGAGE SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (Continued)
10.   COMMITMENTS       In July and August 1998, the Company purchased mortgage
      AND               notes from SGE Mortgage Funding Corp. Subsequent to the
      CONTINGENCIES     purchases, the Superior Court of Tift County, Georgia,
                        placed SGE in receivership and charged the receiver with the responsibility of settling competing claims to loans made and sold by SGE. Many of the loans acquired by the Company from SGE were later sold to Matrix Bank for $623,032. Matrix Bank contends some of the loans are subject to competing claims or are nonperforming assets, and has demanded that the Company reacquire these loans. The Company is negotiating with Matrix to resolve these issues, however, the ultimate resolution is unknown at this time. The Company has not provided for losses which may result from the Matrix transaction.

                        At June 30, 1999, the Company was not in compliance with Department of Housing and Urban Development
                        (HUD) net worth requirements. The Company is taking corrective action; however, the ultimate resolution of the matter and the effects it may have on the Company's operations are not known.

                        The Company is involved in several lawsuits and regulatory issues arising in the normal course of business. In the opinion of management, no material loss will result from settlement of these issues.

11. SUPPLEMENTAL        The Company paid interest of $65,821 during the six
    CASH FLOW           months ended June 30, 1999.
    INFORMATION

                         ACCENT MORTGAGE SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (Continued)

12.   SUBSEQUENT           As mentioned in Note 1, effective July 9, 1999,
      EVENTS               Accent Holdings, Inc. exchanged 400,000 shares of
                           Accent Mortgage Services, Inc. for 362,000 shares of common stock of The Accent Group, Inc., thereby making AMSI a wholly-owned subsidiary of The Accent
                           Group. The Accent Group, Inc. then entered into a reverse merger with Lahaina Acquisitions, Inc. In connection with the merger, shareholders of The
                           Accent Group, Inc. received 86% of the common stock of Lahaina. The Accent Group, Inc. is now the surviving parent of AMSI.

                           In order to alleviate the Company's deficit in stockholder's equity, on September 21, 1999, The Accent Group transferred a subsidiary, Beachside Commons I, Inc. into the Company. Beachside Commons I, Inc.'s principal holding is real estate. Management estimates that the net value of the Company is approximately $1,700,000.

                           Additionally, in the merger referred to above, the Company was relieved of stockholder loans totaling approximately $153,000 at June 30, 1999. The loans were transferred to additional paid-in capital.

                           The effect of the two transactions is to increase net worth by approximately $1,853,000 and brings the Company into compliance with the net worth requirements of both HUD and its line of credit which is in default.

INDEPENDENT AUDITORS' REPORT

To the Stockholder and
Board of Directors of
Accent Mortgage Services, Inc.

     We have audited the accompanying balance sheets of Accent Mortgage Services, Inc. as of December 31, 1998 and 1997 and the related statements of operations, stockholder's equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accent Mortgage Services, Inc. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Holland Shipes Vann, P.C.

Atlanta, Georgia
September 9, 1999, except for
Note 13, as to which the date
is September 21, 1999

                         ACCENT MORTGAGE SERVICES, INC.
                                 BALANCE SHEETS


                                                                          ===========       ==========
December 31,                                                                 1998              1997
                                                                          ===========       ==========
ASSETS
   Mortgage portfolio, net                                                $ 3,823,921       $1,658,900
   Investments, held to maturity                                                               153,957
   Restricted certificates of deposit                                         123,081          121,500
   Cash and cash equivalents                                                   66,050           23,156
   Accrued interest receivable                                                 60,593           25,446
   Property and equipment, less accumulated depreciation                      229,879          141,841
   Other assets                                                                                 73,548
                                                                          -----------       ----------
                                                                          $ 4,303,524       $2,198,348
                                                                          ===========       ==========



LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

LIABILITIES
   Lines of credit                                                        $ 4,487,564       $1,585,964
   Notes payable                                                              271,348          355,268
   Due to stockholders                                                        150,300           35,000
   Accrued interest payable                                                   242,915           26,719
   Other liabilities                                                          245,116           81,681
                                                                          -----------       ----------
                                                                            5,397,243        2,084,632
                                                                          -----------       ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY (DEFICIT)
   Common stock, no par value, 1,000,000 shares
      authorized; 400,000 shares issued and outstanding                        60,000           60,000
   Additional paid-in capital                                                 124,595
   Retained earnings (deficit)                                             (1,278,314)          53,716
                                                                          -----------       ----------
                                                                           (1,093,719)         113,716
                                                                          -----------       ----------
                                                                          $ 4,303,524       $2,198,348
                                                                          ===========       ==========


See accompanying notes to financial statements.

                         ACCENT MORTGAGE SERVICES, INC.
                            STATEMENTS OF OPERATIONS


                                                                          ===========       ===========
Year Ended December 31,                                                          1998             1997
                                                                          ===========       ===========
REVENUES
     Brokerage services                                                   $ 2,783,098       $1,910,837
     Interest and investment income                                            92,997           42,902
                                                                          -----------       ----------
                                                                            2,876,095        1,953,739
                                                                          -----------       ----------


EXPENSES
     Brokerage services expense                                             1,571,852          828,747
     Interest expense                                                         262,417           62,138
     Provision for losses                                                     853,056
     Administrative and general                                             1,520,800        1,231,261
                                                                          -----------       ----------
                                                                            4,208,125        2,122,146
                                                                          -----------       ----------

NET LOSS                                                                  $(1,332,030)      $ (168,407)
                                                                          ===========       ==========


See accompanying notes to financial statements.

                         ACCENT MORTGAGE SERVICES, INC.
             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)



                                                        ========   ===========       =========       ================
                                                                    Additional        Retained           Total
                                                         Common       Paid-in         Earnings        Stockholder's
                                                         Stock        Capital        (Deficit)       Equity (Deficit)
                                                        ========   ===========      ==========       ================
BALANCE, December 31, 1996                              $60,000                     $   222,123       $   282,123

   1997 net loss                                                                       (168,407)         (168,407)
                                                        -------      ---------      -----------       -----------
BALANCE, December 31, 1997                               60,000                          53,716           113,716

   1998 net loss                                                                     (1,332,030)       (1,332,030)

   Capital contribution                                              $ 124,595                            124,595
                                                        -------      ---------      -----------       -----------
BALANCE, December 31, 1998                              $60,000      $ 124,595      $(1,278,314)      $(1,093,719)
                                                        =======      =========      ===========       ===========


See accompanying notes to financial statements.

                         ACCENT MORTGAGE SERVICES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                  ===========       ============
Year Ended December 31,                                              1998               1997
                                                                  ===========       ============
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                       $(1,332,030)      $  (168,407)
                                                                  -----------       -----------
   Adjustments to reconcile net loss to net cash
        used in operating activities:-
             Depreciation                                              37,028            25,936
             Amortization of discount                                                   (13,898)
             Provision for losses                                     845,591
             Gain on sale of investments                              (31,218)
             Changes in assets and liabilities:
                 Accrued interest receivable                          (35,147)          (25,446)
                 Other assets                                          73,548            16,455
                 Accrued interest payable                             216,196            26,719
                 Other liabilities                                    163,435            33,283
                                                                  -----------       -----------
                                                                    1,269,433            63,049
                                                                  -----------       -----------
NET CASH USED IN OPERATING ACTIVITIES                                 (62,597)         (105,358)
                                                                  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of mortgages, net                                       (3,010,612)         (960,000)
  Acquisition of property and equipment                              (125,066)          (62,229)
  Purchase of investments and certificates of deposit                  (1,581)         (165,394)
  Proceeds from sale of investments                                   185,175
                                                                  -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                              (2,952,084)       (1,187,623)
                                                                  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Capital contribution                                                124,595
  Borrowings on notes payable                                          75,000           492,979
  Loans from stockholders                                             115,300            35,000
  Increase in lines of credit                                       2,901,600           901,042
  Principal payments on notes payable                                (158,920)         (165,045)
                                                                  -----------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           3,057,575         1,263,976
                                                                  -----------       -----------

NET INCREASE (DECREASE) IN CASH                                        42,894           (29,005)

CASH AND CASH EQUIVALENTS, beginning of year                           23,156            52,161
                                                                  -----------       -----------
CASH AND CASH EQUIVALENTS, end of year                            $    66,050       $    23,156
                                                                  ===========       ===========


See accompanying notes to financial statements.

                         ACCENT MORTGAGE SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

 1. ORGANIZATION        Accent Mortgage Services, Inc. (AMSI) was incorporated
    AND SUMMARY OF      in the State of Georgia on August 21, 1991. The Company
    SIGNIFICANT         engages in residential and commercial brokerage
    ACCOUNTING          services and in the purchase and sale of mortgages. The
    POLICIES            Company provides these services primarily to mortgage
                        customers in the Southeastern United States. At
                        December 31, 1998, the Company was a wholly-owned subsidiary of Accent Holdings, Inc.

                        Effective July 9, 1999, Accent Holdings, Inc. exchanged 400,000 shares of Accent Mortgage Services, Inc. for 362,000 shares of common stock of The Accent Group, Inc., thereby making AMSI a wholly-owned subsidiary of The Accent Group. The Accent Group, Inc. then entered into a reverse merger with Lahaina Acquisitions, Inc. In connection with the merger, shareholders of The Accent Group received 86% of the common stock of Lahaina. The Accent Group, Inc. is now the surviving parent of AMSI.

    MANAGEMENT          The preparation of financial statements in conformity
    ESTIMATES           with generally accepted accounting principles requires
                        management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    MORTGAGE            Mortgage loans are held for sale and are carried at
    PORTFOLIO           the lower of cost or fair value with any unrealized
                        losses included in current period earnings.

                        The accrual of interest on mortgages is discontinued when mortgages become delinquent for 90 days or more. Any accrued interest on delinquent mortgages is charged against current-period interest income. Subsequent interest income on such mortgages is recognized only to the extent that cash payments are received.

    INVESTMENTS         Nonmortgage investments are classified as
                        held-to-maturity and are carried at historical cost, adjusted for unamortized discount or premium.
                        Interest income is recognized on an accrual basis.

                         ACCENT MORTGAGE SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
                                  (Continued)

    ALLOWANCE FOR          The allowance for losses is based on an analysis of
    LOSSES                 the mortgage portfolio. The analysis considers
                           credit profile factors such as mortgage
                           characteristics and actual and expected loss experience. Increases in the allowance are charged to the provision for losses. Reductions in the allowance result from charge-offs, net of recoveries. In management's judgment, the allowance is adequate to provide for expected losses.

    PROPERTY               Property and equipment are recorded at cost.
    AND                    Depreciation is provided utilizing the straight-line
    EQUIPMENT              method over the estimated useful lives of the
                           individual assets, generally five to seven years.
                           Depreciation expense totaled $37,028 (1998) and $25,936 (1997).

    CASH AND CASH          The Corporation considers highly liquid investment
    EQUIVALENTS            instruments with an original maturity of three
                           months or less to be "cash equivalents." Cash equivalents are carried at cost, which approximates market value.

    CREDIT RISK            Concentration of credit risk with respect to the
                           Company's mortgages receivable exists since borrowers are susceptible to changes in economic conditions that could affect their ability to meet their obligations. Additionally, the Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

    INCOME TAXES           Income taxes are accounted for under the asset and
                           liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted date.

                         ACCENT MORTGAGE SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
                                  (Continued)

 2. MORTGAGE              The Company's mortgage portfolio represents mortgages
    PORTFOLIO             closed either directly from borrowers or purchased
                          from other lenders. Mortgages receivable consist of the following:



                                                                            1998             1997
                           ----------------------------------------------------------------------
                           Principal of mortgages securing
                             lines of credit                         $ 4,626,154       $1,658,900
                           Principal of other mortgages                  944,828
                           Less:  Purchase discounts                    (901,470)
                           ----------------------------------------------------------------------
                                                                       4,669,512        1,658,900
                           Less: Allowance for losses                   (845,591)
                           ----------------------------------------------------------------------

                                                                     $ 3,823,921       $1,658,900
                           ======================================================================



 3. INVESTMENTS           Investments classified as held-to-maturity consisted
                          of U. S. Government zero coupon bonds with an amortized cost of $153,957 at December 31, 1997 and a market value of $182,233. The bonds were sold in 1998 resulting in a realized gain of $31,218.

                         ACCENT MORTGAGE SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
                                  (Continued)


 4. PROPERTY AND           Property and equipment are summarized as follows:
    EQUIPMENT


                                                                           1998              1997
                           ----------------------------------------------------------------------

                           Automobiles                               $   24,160        $   24,160
                           Furniture and fixtures                        34,631            29,080
                           Office equipment                             173,973           129,624
                           Leasehold improvements                        89,206            14,040
                           ----------------------------------------------------------------------
                                                                        321,970           196,904
                           Less: Accumulated depreciation               (92,091)          (55,063)
                           ----------------------------------------------------------------------

                                                                     $  229,879        $  141,841
                           ======================================================================


 5. 401(K) PROFIT          Effective January 1, 1998, the Company established a
    SHARING PLAN           401(k) profit sharing plan covering substantially
                           all of its employees. Effective June 30, 1999, the Plan was terminated and all eligible employees became 100% vested. The Company made contributions of $5,664 in 1998 to the Plan.

                         ACCENT MORTGAGE SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
                                  (Continued)



 6. LINES OF CREDIT        Lines of credit consist of the following:


                                                                                 1998             1997
                           ---------------------------------------------------------------------------
                           $7,000,000 warehouse line of credit,
                           payable on demand, bearing interest
                           at prime plus 2%, secured primarily
                           by mortgages receivable                        $ 3,220,875


                           $2,000,000 warehouse line of credit,
                           bearing interest at prime plus 2%,
                           maturing October 1998, secured
                           primarily by mortgages receivable
                           and guaranteed by a principal share-
                           holder of Accent Holdings, Inc.                  1,266,689       $1,585,964
                           ---------------------------------------------------------------------------

                                                                          $ 4,487,564       $1,585,964
                           ===========================================================================

                           The Company is currently in default on its $2,000,000 line of credit. The loan agreement requires the Company to maintain certain net worth requirements. Additionally, the agreement requires mortgages receivable to be removed as loan security within 90 days after advances are made on the related mortgages. The Company is in violation of both of these provisions. Management is currently negotiating with the lender to cure the defaults.

                         ACCENT MORTGAGE SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
                                  (Continued)


 7. NOTES PAYABLE          Notes payable are summarized as follows:


                                                                                         1998              1997
                           ------------------------------------------------------------------------------------
                           Note payable to bank in monthly principal and
                           interest payments of $5,144 and a final
                           balloon payment of $167,780 in August 1999.
                           The note bears interest at 8.5% and is
                           secured by accounts receivable, equipment and
                           certificates of deposit totaling $123,081
                           (1998) and $121,500 (1997)                               $ 194,357         $ 236,481

                           Margin demand loan payable, secured
                           by investments, interest paid monthly
                           at variable rates                                                            109,233

                           Note payable to bank; interest rate of 8.5%;
                           maturing August 1999; secured by a $107,000
                           certificate of deposit of a shareholder's
                           family member                                               75,000


                           Equipment notes; monthly payments of $175
                           (1998) and $3,700 (1997), bearing interest at
                           rates from 9 1/2% to 17.99%, maturing June
                           1998 to April 1999, secured by office equipment              1,991             9,554
                           ------------------------------------------------------------------------------------

                                                                                    $ 271,348         $ 355,268
                           ====================================================================================


 8. INCOME TAXES           The Company files a consolidated tax return with its
                           parent, Accent Holdings, Inc., and allocates income tax benefits and expense based on the income or loss of each company.

                         ACCENT MORTGAGE SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
                                  (Continued)


                           Temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1998 and 1997 consist of net operating loss carryforwards, expense accruals, the allowance for losses and the use of accelerated tax depreciation methods. Net deferred taxes at December 31, 1998 and 1997 include the following components:




                                                                  1998              1997
                           -------------------------------------------------------------

                           Deferred tax assets               $ 593,000         $  67,000
                           Valuation allowance                (575,000)          (51,000)
                           -------------------------------------------------------------
                                                                18,000            16,000
                           Deferred tax liabilities            (18,000)          (16,000)
                           -------------------------------------------------------------

                           Net deferred taxes                $     -0-         $     -0-
                           =============================================================

                           At December 31, 1998, the Company has net operating loss carryforwards for tax purposes of approximately $210,000, which are available to offset future taxable income through 2018.


 9. OPERATING LEASE        The Company leases office space under a
                           noncancelable lease classified as an operating lease. Future minimum obligations are as follows:

                           Year Ended December 31,
                           ------------------------------------------------------------
                                 1999                                          $110,307
                                 2000                                           159,629
                                 2001                                           164,441
                                 2002                                           169,343
                                 2003                                           174,410
                                 Thereafter                                     103,517
                           ------------------------------------------------------------

                                                                               $881,647
                           ============================================================

                         ACCENT MORTGAGE SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
                                  (Continued)

                        Rental expense totaled $54,333 (1998) and $26,657
                        (1997) and is included in administrative and general expenses.


10. RELATED PARTY       The Company received advances from and paid expenses on
    TRANSACTIONS        behalf of several affiliated companies. During 1998,
                        the parent company, Accent Holdings, Inc., contributed net advances of $124,595 to the capital of The Company.

                        Shareholders of Accent Holdings, Inc. made non-interest bearing advances totaling $150,300
                        (1998) and $35,000 (1997) to the Company.

                        The Company paid consulting fees of $74,482 in 1998 to a company related through common ownership to one of the shareholders of Accent Holdings, Inc.


11. COMMITMENTS         In July and August 1998, the Company purchased mortgage
    AND                 notes from SGE Mortgage Funding Corp. Subsequent to the
    CONTINGENCIES       purchases, the Superior Court of Tift County, Georgia,
                        placed SGE in receivership and charged the receiver with the responsibility of settling competing claims to loans made and sold by SGE. Many of the loans acquired by the Company from SGE were later sold to Matrix Bank for $623,032. Matrix Bank contends some of the loans are subject to competing claims or are nonperforming assets, and has demanded that the Company reacquire these loans. The Company is negotiating with Matrix to resolve these issues, however, the ultimate resolution is unknown at this time. The Company has not provided for losses which may result from the Matrix transaction.

                        Subsequent to December 31, 1998, the Company determined it was not in compliance with Department of Housing and Urban Development (HUD) net worth requirements. The Company is taking corrective action; however, the ultimate resolution of the matter and the effects it may have on the Company's operations are not known.

                         ACCENT MORTGAGE SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
                                  (Continued)

                           The Company is involved in several lawsuits and regulatory issues arising in the normal course of business. In the opinion of management, no material loss will result from settlement of these issues.


12. SUPPLEMENTAL           The Company paid interest of $46,221 (1998) and
    CASH FLOW              $35,419 (1997).  The Company paid income taxes of
    INFORMATION            $29,830 in 1997.


13. SUBSEQUENT             As mentioned in Note 1, effective July 9, 1999,
    EVENTS                 Accent Holdings, Inc. exchanged 400,000 shares of
                           Accent Mortgage Services, Inc. for 362,000 shares of common stock of The Accent Group, Inc., thereby making AMSI a wholly-owned subsidiary of The Accent
                           Group. The Accent Group, Inc. then entered into a reverse merger with Lahaina Acquisitions, Inc. In connection with the merger, shareholders of The
                           Accent Group, Inc. received 86% of the common stock of Lahaina. The Accent Group, Inc. is now the surviving parent of AMSI.

                           In order to alleviate the Company's deficit in stockholder's equity, on September 21, 1999, The Accent Group transferred a subsidiary Beachside Commons I, Inc. into the Company. Beachside Commons I, Inc.'s principal holding is real estate. Management estimates that the net value of the Company is approximately $1,700,000.


                           Additionally, in the merger referred to above, the Company was relieved of the stockholder loans totaling approximately $153,000 at June 30, 1999. The loans were transferred to additional paid-in capital.

                           The effect of the two transactions is to increase net worth by approximately $1,853,000 and brings the Company into compliance with the net worth requirements of both HUD and its line of credit which is in default.
                                       72

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

                                 LAHAINA ACQUISITIONS, INC.
                                  (Registrant)

Dated: June 2, 2000            By:    /s/ L. Scott Demerau
                                        --------------------
                                        L. Scott Demerau
                                        President and Chief Executive Officer