Form 10-Q/A
period 2000-03-31
LAHAINA ACQUISITIONS INC
filed 2000-06-02
CIK 855684

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

                      For the transition period from ____to

                         Commission file number 0-27480

                           LAHAINA ACQUISITIONS, INC.

             (Exact Name of Registrant as Specified in Its Charter)


           Colorado                                            84-1325695
        ---------------                                      --------------
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

                                Explanatory Note

This Quarterly Report on Form 10-Q/A is filed to amend certain portions of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 as filed with the Commission on May 22, 2000 to reflect certain reclassifications and corrections of typographical errors.

                           LAHAINA ACQUISITIONS, INC.

                                    FORM 10-Q/A
                                      INDEX
                         PART I. FINANCIAL INFORMATION

                                                                      Page
                                                                   ----------
Item 1.      Financial Statements

             Consolidated Balance Sheets as of March 31, 2000
               and September 30, 1999                                  3

             Consolidated Statement of Operations for the Three
               and Six Months Ended March 31, 2000                     4

             Consolidated Statement of Stockholders' Deficit           5

             Consolidated Statement of Cash Flows for the Six
               Months Ended March 31, 2000                             6

             Notes to Consolidated Financial Statements                8

Item 2.      Management's Discussion and Analysis of Financial
               Conditions and Results of Operations                   12

Item 3.      Quantitative and Qualitative Disclosures about
               Market Risk                                            14

                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings                                        15

Item 2.      Changes in Securities and Use of Proceeds                15

Item 3.      Defaults upon Senior Securities                          15

Item 4.      Submission of Matters to a Vote of Security Holders      15

Item 5.      Other Information                                        15

Item 6.      Exhibits and Reports on Form 8-K                         15

             Signatures                                               16

             Financial Data Schedule                                  17

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           LAHAINA ACQUISTIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                                   March 31,       September 30,
                                                                                      2000             1999
                                                                                ---------------   --------------
ASSETS
Cash and cash equivalents                                                        $    226,364     $     15,300
Restricted cash                                                                       326,464           77,352
Restricted certificates of deposit                                                    126,607          126,249
Real estate held for sale                                                                   -        3,650,000
Real estate held for development                                                    3,589,184        2,958,143
Foreclosed real estate                                                                593,960          593,960
Options to acquire real estate                                                        170,913          122,893
Property and equipment, net                                                           242,274           87,101
Goodwill, net                                                                       1,616,266          903,042
Note receivable - sale of Beachside Commons I, Inc.                                 2,234,919
Note receivable - sale of real estate option                                          900,000
Other assets                                                                          524,732          471,386
                                                                                ---------------   --------------
         Total assets                                                            $ 10,551,683      $ 9,005,426
                                                                                ===============   ==============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
    Accounts payable and accrued expenses                                        $  2,097,298      $ 1,837,328
    Accrued interest payable                                                          378,412          298,432
    Notes payable - warehouse line                                                  1,132,442        1,132,442
    Notes payable                                                                   4,739,538        7,537,432
    Due to related parties and stockholders                                         3,501,834          611,057
    Deferred revenue                                                                  175,699          216,500
    Other liabilities                                                                       -            9,500
                                                                                ---------------   --------------
         Total liabilities                                                         12,025,223       11,642,691
                                                                                ---------------   --------------
    Commitments and contingencies
Redeemable stock:
    Common stock, no par value; 3,250,000 shares issued and
    outstanding, entitled to redemption under certain circumstances                  (336,300)         (92,529)
                                                                                ---------------   --------------
Stockholders' deficit:
    Preferred series A convertible stock, 10,000,000 shares authorized,
    no shares issued or outstanding                                                         -                -
    Common stock, no par value, 800,000,000 shares authorized, 13,509,627 shares issued and outstanding at March 31, 2000 and 12,967,343 shares
    issued and outstanding at September 30, 1999                                            -                -
    Additional paid in capital                                                       (436,372)      (1,389,431)
    Accumulated deficit                                                              (700,868)      (1,155,305)
                                                                                ---------------   --------------
                                                                                   (1,137,240)      (2,544,736)
                                                                                ---------------   --------------
         Total liabilities and stockholders' deficit                             $ 10,551,683      $ 9,005,426
                                                                                ===============   ==============

See accompanying notes to consolidated financial statements

                           LAHAINA ACQUISTIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)

                                                                                   Three Months         Six Months
                                                                                      Ended               Ended
                                                                                     March 31,           March 31,
                                                                                       2000                2000
                                                                                ------------------  ------------------
Revenue:
     Mortgage brokerage services                                                $       2,174,126   $       3,860,487
     Real estate services                                                                 600,000           1,750,000
                                                                                ------------------  ------------------
          Total revenue                                                                 2,774,126           5,610,487
                                                                                ------------------  ------------------
Operating expenses:
     Broker commissions                                                                 1,800,162           3,293,619
     Cost of real estate sold                                                             136,310             195,529
     Salaries and employee benefits                                                       354,934             654,390
     General and administrative                                                           433,188             680,194
     Professional expenses                                                                162,413             302,875
     Occupancy expense                                                                     39,972              78,249
     Amortization of goodwill                                                              18,264              32,777
     Property taxes                                                                             -               9,515
     Depreciation and amortization                                                          7,865              14,084
                                                                                ------------------  ------------------
          Total operating expenses                                                      2,953,108           5,261,232
                                                                                ------------------  ------------------
Operating income                                                                         (178,982)            349,255
Other expense (income):
     Other income                                                                        (486,164)           (661,203)
     Interest expense                                                                     203,400             381,972
     Other expense                                                                              -             104,049
                                                                                ------------------  ------------------
                                                                                         (282,764)           (175,182)
                                                                                ------------------  ------------------
Income before income taxes                                                                103,782             524,437
Income tax (benefit) expense                                                              (45,000)             70,000
                                                                                ------------------  ------------------
Net income                                                                      $         148,782   $         454,437
                                                                                ==================  ==================
Basic earnings per share                                                        $            0.01   $            0.03
                                                                                ==================  ==================
Diluted earnings per share                                                      $            0.01   $            0.03
                                                                                ==================  ==================
Weighted average shares outstanding - basic                                            15,304,969          15,211,562
                                                                                ==================  ==================
Weighted average shares outstanding - diluted                                          16,580,889          16,563,200
                                                                                ==================  ==================



See accompanying notes to consolidated financial statements

                           LAHAINA ACQUISTIONS, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                  (unaudited)

                                                                              Additional
                                           Common Stock                         Paid-in         Accumulated
                                            Shares            Amount            Capital           Deficit             Total
                                         --------------    --------------    --------------    ---------------    --------------

Balance at September 30, 1999               12,967,343  $              -  $     (1,389,431) $      (1,155,305) $     (2,544,736)

Net income                                           -                 -                 -            454,437           454,437

Cashless exercise of options                   282,284                 -                 -                  -                 -

Stock for Purchase of Paradigm                 260,000                 -           901,059                  -           901,059

Warrants issued in payment
  of fees                                            -                 -            52,000                  -            52,000
                                         --------------    --------------    --------------    ---------------    --------------
Balance at March 31, 2000                   13,509,627  $              -  $       (436,372) $        (700,868) $     (1,137,240)
                                         ==============    ==============    ==============    ===============    ==============




See accompanying notes to consolidated financial statements

                           LAHAINA ACQUISTIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                                Six Months Ended
                                                                                 March 31, 2000
                                                                                -----------------
Net income                                                                      $        454,437
Adjustments:
     Depreciation and amortization                                                        46,862
     Income relating to restructuring of convertible notes                              (147,438)
     Income relating to forgiveness of debt                                             (135,241)
     Valuation adjustment relating to note receivable                                   (206,862)
     Gain on sale of real estate held for development                                   (463,690)
     Gain on sale of option to acquire real estate                                    (1,090,781)
     (Increase) decrease in:
         Restricted cash                                                                (259,803)
         Restricted certificates of deposit                                                 (358)
         Real estate held for sale                                                       600,000
         Options to acquire real estate                                                 (107,239)
         Other assets                                                                   (141,346)
         Amounts due from former shareholders of Accent Mortgage
                       Services, Inc. under indemnity                                   (243,771)
     (Decrease) increase in:
         Accounts payable, accrued expenses and other liabilities                        671,234
         Accrued interest payable                                                        166,635
         Deferred revenue                                                                (40,801)
         Costs associated with development of real estate                               (767,351)
                                                                                -----------------
Net cash used in operating activities                                                 (1,665,513)
                                                                                -----------------
Cash Flows from Investing Activities:
     Purchase of property and equipment                                                  (14,200)
                                                                                -----------------
Net cash used in investing activities                                                    (14,200)
                                                                                -----------------
Cash Flows from Financing Activities:
     Proceeds from the issuance of notes payable                                       2,030,000
     Repayment of notes payable                                                         (905,000)
     Increase in amounts due to related parties                                          765,777
                                                                                -----------------
Net cash provided by financing activities                                              1,890,777
                                                                                -----------------
Net increase in cash and cash equivalents                                                211,064

Cash and cash equivalents at beginning of period                                          15,300
                                                                                -----------------
Cash and cash equivalents at end of the period                                  $        226,364
                                                                                =================



See accompanying notes to consolidated financial statements

                           LAHAINA ACQUISTIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)
                                  (continued)

                                                                                  Six Months Ended
                                                                                   March 31, 2000
                                                                                ----------------------

Supplemental disclosures of cash flow information:

Cash paid during the period for interest                                        $         36,765

Sale of Beachside Commons I, Inc.:
     Real estate held for sale                                                  $      3,650,000
     Notes payable                                                              $     (1,547,894)
     Notes receivable                                                           $     (2,028,057)
     Other assets and liabilities, net                                          $        (74,049)

Sale of Real Estate Option:
     Notes receivable                                                           $       (900,000)
     Debt forgiveness                                                           $        250,000

Purchase of Paradigm
     Goodwill                                                                   $       (746,001)
     Purchase of property and equipment                                         $       (155,058)
     Issuance of common stock                                                   $        901,059

Other financing transactions:
     Notes payable                                                              $     (2,175,000)
     Due to related parties and stockholders                                    $      2,175,000

     Issuance of warrants in lieu of cash for debt issuance costs               $         52,000


See accompanying notes to consolidated financial statements

                           LAHAINA ACQUISTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Six Months Ended March 31, 2000
                                  (unaudited)

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

     In the opinion of management, the consolidated financial statements reflect all adjustments which are necessary to present fairly the financial position of Lahaina Acquisitions, Inc. and subsidiaries at March 31, 2000, and the results of operations for the three and six months ended March 31, 2000 and the cash flows for the six months ended March 31, 2000..

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

     The note is secured solely by 675,000 shares of common stock of Lahaina held by an escrow agent. The Company values the note based upon the lower of the face amount of the note less the unamortized discount and the market value of the stock held as collateral. At March 31, 2000 and December 31, 1999, the note was valued at $2,234,919 and $1,944,877, respectively. As a result of amortizing the discount, subject to the market value limitation noted, the Company has recorded Other Income of $290,000 for the quarter ended March 31, 2000 and $207,000 for the six months ended March 31, 2000.

Paradigm Purchase

     On March 20, 2000, the Company completed the purchase of certain of the assets of Paradigm Mortgage Associates, Inc., a Florida corporation for 500,000 shares of common stock of Lahaina. Under terms of the Asset Purchase Agreement, Paradigm guaranteed that the Branch Operations acquired by the Company would maintain a minimum monthly volume of mortgage loan originations of $19,000,000 for at least twelve of the eighteen months subsequent to the transaction. If the Minimum Volume is not achieved in at least twelve of the eighteen months, for every month in addition to six months that the Minimum Volume is not achieved, Seller shall forfeit 20,000 shares. The 240,000 shares that are contingently returnable are treated as contingently issuable shares. The purchase of these assets is recorded at the market value of the 260,000 shares of stock ($3.47 per share or a total of $901, 059) that are not contingently returnable with $155,058 allocated to property and equipment and the remaining $746,000 allocated to goodwill to be amortized over 15 years. If the minimum monthly volumes are achieved, the shares no longer at risk of being cancelled will be recorded at the value of the stock at the issue date and goodwill will be increased accordingly.

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

     A total of 300,000 shares are held in escrow with 150,000 segregated and specified to secure payment of indemnity claims and the performance guarantee and 150,000 shares segregated and specified to secure payment of transition costs claims.

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

         There are no inter-segment revenues.

                                                 Three months       Six months
                                                     ended            ended
                                                 --------------  ---------------
                                                        March 31, 2000
                                                 -------------------------------
Revenues
   Mortgage Brokerage                           $     2,174,126   $    3,860,487
   Real Estate Development                              600,000        1,750,000
   Corporate                                                  -                -
                                                 --------------   --------------
                                                $     2,774,126   $    5,610,487
                                                 ==============   ==============
Operating income (loss)
   Mortgage Brokerage                           $       18,436         (45,744)
   Real Estate Development                             350,944       1,355,798
   Corporate                                          (548,362)       (960,799)
                                                 --------------   --------------
                                                $     (178,982)  $     349,255
                                                 ==============   ==============

Identifiable assets
   Mortgage Brokerage                                             $   5,053,819
   Real Estate Development                                            3,453,639
   Corporate                                                          2,044,225
                                                                  --------------
                                                                  $  10,551,683
                                                                  ==============

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

Results of Operations

THREE MONTHS ENDED March 31, 2000

Revenues

     Revenues for the quarter ended March 31, 2000 totaled $2,775,000 a decrease of $60,000 when compared to the first quarter. Revenue from Mortgage Brokerage Services was $2,174,000, an increase of $487,000 over the previous quarter. Mortgage Brokerage Service revenue was approximately 76.7% of total revenues for the current quarter compared to 60.7% in the previous quarter. The Paradigm acquisition was not completed until late March and only generated revenue from March 20 forward. Mortgage loan volume originated and brokered by the Company's branch operations for the quarter totaled approximately $54.4 million, with $3.8 million of this generated by the Paradigm branches. This represents an increase over the previous quarter of 20%. Real estate revenues for the quarter were $600,000, down approximately $550,000 from the previous quarter. Due to the type of projects currently under development, the Company does not anticipate that revenue from real estate activities will necessarily be consistent from period to period.

Operating Expenses

     Operating expenses for the quarter ended March 31, 2000 totaled $3,012,000, an increase from $2,308,000 in the previous quarter. Operating expenses for the quarter ended March 31, 2000 were 106.3% of total revenue for the period. The principal components of operating expenses for the period were broker commissions ($1,800,000 or 59.3% of total operating expense), salaries and employee benefits ($355,000 or 11.8% of total operating expenses), general and administrative expenses ($433,000 or 14.4% of total operating expenses), and professional fees ($162,000 or 5.4% of total operating expenses).

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

                                    13
Other Expense (Income)

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

Income before Income Taxes, Tax Provision, Net Income

     For the quarter ended March 31, 2000, the Company's operations exclusive of the adjustment to the value of the Beachside Commons note reflect a loss. The tax effect of this loss reduces the income tax provision reported for the previous quarter, generating a net tax benefit of $45,000 in the current quarter.

Six MONTHS ENDED March 31, 2000

Revenues

     Revenues for the six-month period ended March 31, 2000 aggregated $5,610,000, with $3,860,000 (68.8%) from Mortgage Brokerage Services. Mortgage loan volume originated and brokered by the Company's branch operations totaled $99.6 million. Real estate revenues totaled $1,750,000, (31.2% of total revenue). $600,000 or 37.6% of the real estate revenue is attributable to the sale of property developed by the Company. The remaining $1,150,000 of Real Estate Services revenue represents the sale of an option owned by the Company to acquire property.

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

Other Expense (Income)

     Other expense (income) is comprised of Other Income, Interest Expense and Other Expense.

     Other income of $175,000 for the six-month period ended March 31, 2000 consists primarily of the year to date valuation adjustment to the Beachside Commons note ($207,000), income from the restructuring of certain of the Company's convertible notes ($147,000), income from the elimination of accounts payable in the Beachside transaction ($135,000), interest income on the notes from the Beachside and real estate option sale ($55,000), and is reduced by interest expense of $382,000.

Income before Income Taxes, Tax Provision, Net Income

     For the six-month period ended March 31, 2000, the Company recorded income tax expense of $. The sale of the stock of a subsidiary generated taxable income significantly different from that reported for financial statement purposes. Subsequent fluctuations in the valuation of the note receivable will result in income or loss for financial statement purposes that result in no tax expense or benefit.

Liquidity and Capital Resources

     The Company used cash in operating activities totaling $1,666,000 for the six-month period ended March 31, 2000. The principal component of cash generated in operating activities was the Company's net income of $454,000. Increases in restricted cash ($260,000), costs associated with the development of real estate ($767,000), options to acquire real estate ($107,000), and amounts due from former shareholders of Accent Mortgage Services, Inc. ($244,000) offset cash generated by net income, while proceeds from the sale of real estate held for development ($600,000), increases in accounts payable and accrued expenses ($671,000), and accrued interest ($167,000) provided cash flow from operations.

     Cash provided from financing activities totaled $1,891,000 for the period, primarily consisting of additional borrowings from non-related parties ($2,030,000) and related parties and stockholders ($766,000), partially offset by repayments of $905,000.

     The Company had $226,000 of unrestricted cash and cash equivalents at March 31, 2000.

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

     The Company entered into an arrangement on February 25, 2000 that is to provide up to $1,500,000 of bridge loan financing. The $1,500,000 is to be generated by the sale of Bridge Notes in one or more transactions. The Notes are due in 210 days and bear interest at 8%. Under the terms of the Notes, the Company has the option of paying the principal, plus accrued interest, by issuing stock. In the event of default, the note holder may require repayment in common stock of the Company. The value of the stock issued, if any, in payment of the Notes is the average closing bid price of the stock for the five days immediately prior to the Original Issue Date. At March 31, 2000 the Company had drawn $525,000 of the $1,500,000, with another $500,000 drawn in April.

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

                                  LAHAINA ACQUISITIONS, INC.

Dated: June 2, 2000               By: /s/ L. Scott Demerau
--------------------------            -------------------------------------
                                          L. Scott Demerau
                                          President and Chief Executive Officer