Form 10-Q
period 2000-06-30
LAHAINA ACQUISITIONS INC
filed 2000-08-21
CIK 855684

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

         (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 June 30, 2000

                                       OR

         (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ____to ___

                         Commission file number 0-27480

                           LAHAINA ACQUISITIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           Colorado                                           84-1325695
       -----------------                                     ---------------
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of outstanding shares of the Registrant's Common Stock, no par value per share, was 17,965,763 on August 7, 2000.

                           LAHAINA ACQUISITIONS, INC.
                                    FORM 10-Q
                                      INDEX

                          PART I. FINANCIAL INFORMATION
                                                                           Page
                                                                       ---------
  Item 1.      Financial Statements

                Consolidated Balance Sheets as of June 30, 2000            3

                Consolidated Statement of Operations for the Nine          4
                   Months Ended June 30, 2000

                Consolidated Statement of Stockholders' Deficit            5

                Consolidated Statement of Cash Flows for the Nine          6
                   Months Ended June 30, 2000

                Notes to Consolidated Financial Statements                 8

   Item 2.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    12

   Item 3.      Quantitative and Qualitative Disclosures about
                   Market Risk                                            15

                                    PART II. OTHER INFORMATION

   Item 1.      Legal Proceedings                                         16

   Item 2.      Changes in Securities and Use of Proceeds                 16

   Item 3.      Defaults upon Senior Securities                           16

   Item 4.      Submission of Matters to a Vote of Security Holders       16

   Item 5.      Other Information                                         16

   Item 6.      Exhibits and Reports on Form 8-K                          16

                Signatures                                                17

                Financial Data Schedule                                   18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            LAHAINA ACQUISITIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                      June 30,      September 30,
                                                                        2000            1999
                                                                  --------------   --------------
ASSETS
Cash and cash equivalents                                          $     24,274     $     15,300
Restricted cash                                                         490,298           77,352
Restricted certificates of deposit                                      126,607          126,249
Real estate held for sale                                                     -        3,650,000
Real estate held for development                                      3,286,145        2,958,143
Foreclosed real estate                                                  593,960          593,960
Mortgage loans held for sale, net                                             -                -
Options to acquire real estate                                          408,353          122,893
Property and equipment, net                                             221,384           87,101
Goodwill, net                                                         1,588,995          903,042
Note receivable - sale of Beachside Commons I, Inc.                   2,107,353                -
Note receivable - sale of real estate option                            915,750                -
Note receivable - sale of lots                                          600,000                -
Other assets                                                            854,383          471,386
                                                                 ---------------   --------------
         Total assets                                              $ 11,217,502      $ 9,005,426
                                                                 ===============   ==============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
    Accounts payable and accrued expenses                           $ 2,232,349      $ 1,837,328
    Accrued interest payable                                            478,374          298,432
    Notes payable - warehouse line                                    1,090,587        1,132,442
    Notes payable                                                     5,298,817        7,537,432
    Due to related parties and stockholders                           2,882,488          611,057
    Deferred revenue                                                    200,249          216,500
    Other liabilities                                                         -            9,500
                                                                 ---------------   --------------
         Total liabilities                                           12,195,364       11,642,691
                                                                 ---------------   --------------
    Commitments and contingencies
Redeemable stock:
    Common stock, no par value; 3,250,000 shares issued
    and outstanding entitled to redemption under certain
    circumstances                                                      (377,001)         (92,529)
                                                                 ---------------   --------------
Stockholders' deficit:
    Preferred series A convertible stock, 10,000,000 shares
      authorized, no shares issued or outstanding                             -                -
    Common stock, no par value, 800,000,000 shares authorized,
      13,603,263 shares issued and outstanding at June 30, 2000
      and 12,967,343 shares issued and outstanding at
      September 30, 1999                                                      -                -
    Additional paid in capital                                         (168,141)      (1,389,431)
    Accumulated deficit                                                (428,220)      (1,155,305)
                                                                 ---------------   --------------
                                                                       (596,361)      (2,544,736)
                                                                 ---------------   --------------
         Total liabilities and stockholders' deficit               $ 11,217,502      $ 9,005,426
                                                                 ===============   ==============

See accompanying notes to consolidated financial statements

                            LAHAINA ACQUISITIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                                                           Three Months        Nine Months
                                                                               Ended               Ended
                                                                              June 30,            June 30,
                                                                                2000                2000
                                                                       ------------------  -------------------
Revenue:
     Mortgage brokerage services                                      $        2,893,131   $       6,753,618
     Real estate services                                                      2,000,000           3,750,000
                                                                       ------------------  ------------------
          Total revenue                                                        4,893,131          10,503,618
                                                                       ------------------  ------------------
Operating expenses:
     Broker commissions                                                        2,502,567           5,796,186
     Cost of real estate sold                                                    498,086             693,615
     Salaries and employee benefits                                              614,548           1,268,938
     General and administrative                                                  275,517             965,226
     Professional expenses                                                       178,927             481,802
     Occupancy expense                                                            39,410             117,659
     Amortization of goodwill                                                     27,271              60,048
     Depreciation and amortization                                                19,727              33,811
                                                                       ------------------  ------------------
          Total operating expenses                                             4,156,053           9,417,285
                                                                       ------------------  ------------------

Operating income                                                                 737,078           1,086,333
                                                                       ------------------  ------------------
Other (expense) income:
     Other income (expense)                                                      (72,058)            485,094
     Interest expense                                                           (191,870)           (573,842)
                                                                       ------------------  ------------------
                                                                                (263,928)            (88,748)
                                                                       ------------------  ------------------
Income before income taxes                                                       473,150             997,585
Income tax expense                                                               192,500             262,500
                                                                       ------------------  ------------------
Net income                                                            $          280,650   $         735,085
                                                                       ==================  ==================
Basic earnings per share                                              $             0.02   $            0.06
                                                                       ==================  ==================
Diluted earnings per share                                            $             0.02   $            0.04
                                                                       ==================  ==================
Weighted average shares outstanding - basic                                   13,557,769          13,226,360
                                                                       ==================  ==================
Weighted average shares outstanding - diluted                                 18,306,917          17,874,252
                                                                       ==================  ==================

See accompanying notes to consolidated financial statements

                            LAHAINA ACQUISITIONS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (unaudited)


                                                                          Additional
                                               Common Stock                 Paid-in         Accumulated
                                        Shares            Amount            Capital           Deficit             Total
                                     --------------    --------------    --------------    ---------------    --------------
Balance at September 30, 1999           12,967,343     $           -     $  (1,389,431)    $   (1,155,305)    $  (2,544,736)
Net income                                       -                 -                 -            735,085           735,085
Cashless exercise of options               325,920                 -                 -                  -                 -
Options exercised                           50,000                 -            17,500                  -            17,500
Stock for Purchase of Paradigm             260,000                 -           901,059                  -           901,059
Warrants issued in payment
  of fees                                        -                 -           302,731                  -           302,731
                                     --------------    --------------    --------------    ---------------    --------------
Balance at June 30, 2000                13,603,263     $           -     $    (168,141)    $     (420,220)    $    (588,361)
                                     ==============    ==============    ==============    ===============    ==============


See accompanying notes to consolidated financial statements

                            LAHAINA ACQUISITIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                                   Nine Months
                                                                                     Ended
                                                                                     June 30,
                                                                                      2000
                                                                                 ---------------
Cash Flows from Operating Activities:
   Net income                                                                   $      735,085
   Adjustments:
     Depreciation and amortization                                                      93,859
     Income relating to restructuring of convertible notes                            (147,438)
     Income relating to forgiveness of debt                                           (135,241)
     Valuation adjustment relating to note receivable                                  (34,296)
     Gain on sale of real estate held for development                               (1,965,604)
     Gain on sale of option to acquire real estate                                  (1,090,781)
     Interest income accrued on notes related to real estate sales                     (60,750)
     Proceeds from sale of real estate held for development                            600,000
       (Increase) decrease in:
        Restricted cash                                                               (423,637)
        Restricted certificates of deposit                                                (358)
        Options to acquire real estate                                                (344,679)
        Costs associated with development of real estate                              (962,398)
        Due from former shareholders of Accent Mortgage Services, Inc.
               under indemnity                                                        (284,472)
        Other assets                                                                  (219,102)
       (Decrease) increase in:
        Accounts payable, accrued expenses and other liabilities                       806,286
        Accrued interest payable                                                       266,597
        Deferred revenue                                                               (16,251)
                                                                                 ---------------
Net cash provided by operating activities                                           (3,183,180)
                                                                                 ---------------
Cash Flows from Investing Activities                                                                             -
       Purchase of property and equipment                                              (14,200)
                                                                                 ---------------
Net cash used in investing activities                                                  (14,200)
                                                                                 ---------------
Cash Flows from Financing Activities:
   Proceeds from issuance of notes payable                                           3,626,616
   Proceeds from exercise of stock options                                              17,500
   Repayment of notes payable                                                       (1,090,943)
   Increase in amounts due to related parties                                          653,181
                                                                                 ---------------
Net cash used in financing activities                                                3,206,354
                                                                                 ---------------
Net increase in cash and cash equivalents                                                8,974
Cash and cash equivalents at beginning of the period                                    15,300
                                                                                 ---------------
Cash and cash equivalents at end of the period                                  $       24,274
                                                                                 ===============



See accompanying notes to consolidated financial statements

                            LAHAINA ACQUISITIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                   (continued)


                                                                                  Nine Months
                                                                                     Ended
                                                                                    June 30,
                                                                                      2000
                                                                                 ---------------


Supplemental disclosures of cash flow information:

Cash paid during the period for interest                                        $      385,422

Supplemental disclosures of non-cash transactions:
   Sale of Beachside Commons I, Inc.
     Real estate held for sale                                                  $   (3,650,000)
     Notes payable assumed by purchaser                                         $    1,547,894
     Notes receivable                                                           $    2,028,057
     Other assets and liabilities assumed by purchaser, net                     $       74,049

   Sale of lots
     Gross sales price                                                          $   (2,000,000)
     Note to related party assumed by purchaser                                 $      506,750
     Notes payable assumed by purchaser                                         $      893,250
     Note receivable                                                            $      600,000

   Sale of option to acquire real estate
     Gross sales price                                                          $   (1,150,000)
     Notes receivable                                                           $      900,000
     Debt forgiveness                                                           $      250,000

   Purchase of Paradigm
     Goodwill                                                                   $     (746,001)
     Property and equipment                                                     $     (155,058)
     Issuance of common stock                                                   $      901,059

   Other financing transactions
     Notes payable                                                              $   (2,175,000)
     Due to related parties and stockholders                                    $    2,175,000

     Warrants issued in lieu of cash for debt issueance costs                   $     (302,731)
     Other assets                                                               $      302,731



See accompanying notes to consolidated financial statements

                            LAHAINA ACQUISITIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Nine Months Ended June 30, 2000
                                   (unaudited)


     The information presented herein as of June 30, 2000, and for the nine months ended June 30, 2000 is unaudited. The September 30, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

1. Summary of Significant Accounting Policies

     The accompanying interim consolidated financial statements have been prepared by us in accordance and consistent with the accounting policies stated in our 1999 Annual Report on Form 10-K/A and should be read in conjunction with the consolidated financial statements appearing therein. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements are reflected in the interim periods presented. Additionally, all adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

     The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements.

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

     The note is secured solely by 1,175,000 shares of common stock of Lahaina held by an escrow agent. The Company values the note based upon the lower of the face amount of the note less the amortized discount and the market value of the stock held as collateral. At June 30, 2000 and December 31, 1999, the note was valued at $2,234,919 and $1,944,877, respectively. As a result of amortizing the discount, subject to the market value limitation noted, the Company has recorded Other Expense of $173,000 for the quarter ended June 30, 2000 and Other Income of $34,000 for the nine months ended June 30, 2000.

Paradigm Purchase

     On March 20, 2000, the Company completed the purchase of certain of the assets of Paradigm Mortgage Associates, Inc., a Florida corporation, for 500,000 shares of common stock of Lahaina. Under terms of the Asset Purchase Agreement, Paradigm guaranteed that the Branch Operations acquired by the Company would maintain a minimum monthly volume of mortgage loan originations of $19,000,000 for at least twelve of the eighteen months subsequent to the transaction. If the Minimum Volume is not achieved in at least twelve of the eighteen months, for every month in addition to six months that the Minimum Volume is not achieved, Seller shall forfeit 20,000 shares. The 240,000 shares that are contingently returnable are treated as contingently issuable shares. The purchase of these assets is recorded at the market value of the 260,000 shares of stock ($3.47 per share or a total of $901,059) that are not contingently returnable with $155,058 allocated to property and equipment and the remaining $746,001 allocated to goodwill to be amortized over 15 years. If the minimum monthly volumes are achieved, the shares no longer at risk of being cancelled will be recorded at the value of the stock at the issue date and goodwill will be increased accordingly.

     Paradigm agreed to reimburse the Company for transition costs associated with integrating the operations acquired with those of the Company. These costs, to be determined in the sole discretion of the Company, shall not exceed $900,000 and the period involved runs to March 20, 2001. To date, the Company has identified $18,000 of such costs, which have been billed and collected. The reimbursement was recorded as a reduction of the appropriate expense.

     300,000 of the shares issued to purchase the Paradigm assets are held in escrow with 150,000 segregated and specified to secure payment of indemnity claims and the performance guarantee and 150,000 shares segregated and specified to secure payment of transition costs claims.

3. Notes Payable

The Company has the following notes payable at June 30, 2000:

Real estate indebtedness:
Note payable secured by certain parcels of land held for development,                      $     2,645,595
due September 1, 2002. Interest only is payable monthly at a rate of 9.5%.


Note payable secured by certain parcels of land held for development.                                6,443
Interest only is payable quarterly at a rate of 8.25%.

Non interest bearing note secured by certain parcels of land held for                              550,000
development, due June 7, 2000.
                                                                                             --------------
Total real estate indebtedness                                                                   3,202,038
                                                                                             --------------

General corporate indebtedness:

8% Note payable due September 25, 2000. Company may elect to pay the note,                         525,000
plus accrued interest, with stock or cash. If the note is not paid on or before date, the Holder may require conversion. The note is secured by shares of stock equal to the number of shares issuable upon conversion.

8% Note payable due October 25, 2000. Company may elect to pay the note, plus accrued interest, with stock or cash. If the note is not paid on or before date, the Holder may require conversion. The note is secured by shares of stock
equal to the number of shares issuable upon conversion.                                            500,000

8% Note payable due December 26, 2000. Company may elect to pay the note, plus accrued interest, with stock or cash. If the note is not paid on or before date, the Holder may require conversion. The note is secured by shares of stock
equal to the number of shares issuable upon conversion.                                            475,000

Note payable secured by certain parcels of real estate, due October 24, 2000. Interest             161,750
only is payable monthly at a rate of 15%.

Note payable secured by certain parcels of real estate, due December 2, 2000. Interest             350,000
only is payable monthly at a rate of 15%.

Insurance premium note. Interest at  11.5%, with monthly payments of $14,950.                       85,029

                                                                                             --------------
Total general corporate indebtedness                                                             2,096,779
                                                                                             --------------

     Total notes payable                                                                   $     5,298,817
                                                                                             ==============
Due to related parties and stockholders:
9% Convertible Note, secured by a second mortgage on certain parcels of                            459,586
real estate, due January 31, 2001. Interest only payable quarterly in arrears.

9% Convertible Note, secured by a second mortgage on certain parcels of                            500,000
real estate, due August 18, 2001. Interest only payable quarterly in arrears.

Note payable to a related party secured by certain parcels of land held for                         89,307
development, due July 1, 2000. Interest only is payable quarterly at a rate of 8.25%.

Unsecured note payable to a related party, due December 31, 2000. Interest only                    904,075
payable at maturity at a rate of 9% per annum.

Unsecured note payable to the majority shareholder, with no stated interest rate,                  777,000
due on demand. Interest is accrued at 10.25% per annum.

Unsecured note payable to a related party, with no stated interest rate,                            71,720
due on demand. Interest is accrued at 8.25% per annum.

Unsecured note payable to a related party, with no stated interest rate,                            16,800
due on demand. Interest is accrued at 8.25% per annum.

Unsecured note payable to a related party, with no stated interest rate,                            37,000
due on demand. Interest is accrued at 8.25% per annum.

Unsecured note payable to a related party, with no stated interest rate,                            22,000
due on demand. Interest is accrued at 8.25% per annum.

Unsecured note payable to a related party, with no stated interest rate,
due on demand. Interest is accrued at 8.25% per annum.                                               5,000
                                                                                             --------------
Total due to related parties and stockholders                                              $     2,882,488
                                                                                             ==============

4. Restructuring of Certain Debt

     On February 17, 2000,  the Holder of the Company's  convertible  notes (the
"Notes") entered into an agreement with a party related to the Company to exchange the Notes, along with all accrued interest, accrued liquidated damages and other features relating to the Notes, for a new security provided by the related party. As a result, the related party has agreed to amend certain provisions of the Notes (including, but not limited to, the provisions for liquidated damages, requirements for filing and maintaining an effective registration statement and conversion terms) and to waive permanently all previous accrued interest and accrued liquidated damages pertaining to the Notes. The Company reversed accrued interest payable and accrued liquidated damages payable totaling $287,438 during the three-month period ended December 31, 1999, and is in compliance with the amended terms and conditions of the Notes. The Company also wrote-off approximately $140,000 of other assets, primarily related to the costs of maintaining an effective registration statement on Form S-1 (or other Form) for the shares of Lahaina common stock into which the Notes might be converted.

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

     On May 1, 2000 the U.S. Department of Housing and Urban Development issued Mortgagee Letter 00-15 addressing "Prohibited Branch Arrangements" and providing guidance and clarification regarding the Department's requirements for branch offices of HUD/FHA approved mortgagees. A significant portion of the loan volume originated and brokered by the Company's branch network would be in jeopardy if HUD/FHA approval were lost, and the Company could be subject to HUD sanctions if it were found to be in violation of HUD Regulations. Management is of the opinion that its current method of operation is substantially in compliance with the regulations.

     The Company is subject to various litigation in the ordinary course of business. In the opinion of management, resolution of such matters will not have a significant effect on the financial position of the Company.

6. Segment Information

     The Company operates in two business segments - Mortgage Brokerage and Real Estate Development.

     Mortgage Brokerage provides mortgage brokerage services to consumers through a network of over 100 branch offices located in 25 states.

     Real Estate development is engaged in the acquisition, development and sale of a variety of real estate projects.

     Corporate services include human resources, legal, accounting and various unallocated overhead costs.

     There are no inter-segment revenues.

                                     Three months      Nine months
                                        ended            ended
                                    --------------   --------------
                                            June 30, 2000
                                    -------------------------------

Revenues
   Mortgage Brokerage            $      2,893,131 $      6,753,618
   Real Estate Development              2,000,000        3,750,000
   Corporate                                    -                -
                                    --------------   --------------
                                 $      4,893,131 $     10,503,618
                                    ==============   ==============
Operating income (loss)
   Mortgage Brokerage            $         32,020          (13,724)
   Real Estate Development              1,387,775        2,743,573
   Corporate                             (682,717)      (1,643,516)
                                    --------------   --------------
                                 $        737,078 $      1,086,333
                                    ==============   ==============
Identifiable assets
   Mortgage Brokerage                             $      5,060,037
   Real Estate Development                               3,660,305
   Corporate                                             2,497,161
                                                     --------------
                                                  $     11,217,502
                                                     ==============

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Those statements relate to dividends; business plans, programs and trends; results of future operations; uses of future earnings; satisfaction of future cash requirements; funding of future growth; acquisition plans; and other matters. Words or phrases such as "will", "hope", "expect", "intend", "plan" or similar expressions are generally intended to identify forward-looking statements. Those statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein. The principal risks and uncertainties that may affect the Company's actual performance and results of operations include the following: general economic conditions and interest rates; adverse weather; changes in property taxes and energy costs; changes in federal income tax laws and federal mortgage financing programs; governmental regulation; changes in governmental and public policy; changes in economic conditions specific to one or more of the Company's markets and businesses; competition; availability of raw materials; and unexpected operations difficulties. Other risks and uncertainties may also affect the outcome of the Company's actual performance and results of operations. Readers are cautioned not to place undue reliance on the forward-looking statements made in, or incorporated by reference into, this Quarterly Report on Form 10-Q or in any document or statement referring to this Quarterly Report on Form 10-Q.

Results of Operations

THREE MONTHS ENDED June 30, 2000

Revenues

     Revenues for the quarter ended June 30, 2000 totaled $4,893,000 an increase of $2,057,000 when compared to the first quarter and $2,119,000 when compared to the second quarter. Revenue from Mortgage Brokerage Services was $2,893,000, an increase of $1,207,000 over the first quarter and $719,000 over the second quarter. Mortgage loan volume originated and brokered by the Company's branch operations for the quarter totaled $80.9 million. This represents an increase over the previous quarter of 39% and over the first quarter of 79%.

     Revenue from Real Estate Services for the quarter was $2,000,000, an increase of $1,400,000 over the second quarter and $850,000 over the first quarter. Due to the type and small number of projects currently under development, the Company does not anticipate that revenue from real estate activities will necessarily be consistent from period to period.

Operating Expenses

     Operating expenses for the quarter ended June 30, 2000 total $4,119,000, an increase from $2,953,000 in the previous quarter and $2,309,000 for the first quarter. Operating expenses for the quarter ended June 30, 2000 were 84.2% of total revenue for the period. The principal components of operating expenses for the period were broker commissions ($2,503,000 or 60.8% of total operating expense), salaries and employee benefits ($615,000 or 14.9% of total operating expenses), general and administrative expenses ($276,000 or 6.7% of total operating expenses), and professional fees ($179,000 or 4.3% of total operating expenses).

     Broker commissions are typically commissions paid by the Company to employees at the branch offices who are responsible for originating the loans brokered by the branch. The relationship between revenue and the related Commission expense for the three quarters is as follows:

                              Quarter 1       Quarter 2        Quarter 3
Mortgage Brokerage Revenue  $ 1,686,000     $ 2,174,000      $ 2,893,000
Broker Commissions            1,493,000       1,800,000        2,503,000
Percentage                        88.6%           82.8%            86.5%

     General and administrative expense in the quarter ended June 30, 2000 was $157,000 lower than in the previous quarter, and $29,000 higher than in the first quarter. Cost associated with the acquisition and integration of the Paradigm operation are believed to have been a temporary matter.

Other (Expense) Income

     Other (expense) income for the quarter ended June 30, 2000 is a net expense of $264,000. This consists primarily of interest expense of $192,000 and the $72,000 net expense from interest and miscellaneous income of $100,000 and the $173,000 expense from the quarterly adjustment of the carrying value of the Beachside Note Receivable.

Income before Income Taxes, Tax Provision, Net Income

     Income tax expense is provided for on the basis of estimated taxable income which differs from the income on the financial statements, primarily as a result of the fluctuation in the valuation of the Beachside Commons note receivable. As noted above, in the quarter ended June 30, 2000, this adjustment was a non deductible expense of $173,000.

NINE MONTHS ENDED June 30, 2000

Revenues

     Revenues for the nine-month period ended June 30, 2000 aggregated $10,504,000, with $6,754,000 (64.3%) from Mortgage Brokerage Services. Mortgage loan volume originated and brokered by the Company's branch operations totaled $184.3 million. Real estate revenues totaled $3,750,000, (35.7% of total revenue). $2,600,000 or 69.3% of the real estate revenue is attributable to the sale of property developed by the Company. The remaining $1,150,000 of Real Estate Services revenue represents the sale of an option to acquire property for development that was owned by the Company.

Operating Expenses

     Operating expenses for the nine-month period ended June 30, 2000 aggregated $9,380,000 or 89.3% of total revenue for the period. The principal components of operating expenses for the period were Broker commissions ($5,796,000 or 61.8% of total operating expenses), salaries and employee benefits ($1,269,000 or 13.5% of total operating expenses), general and administrative ($965,000 or 10.3% of total expenses), and professional expenses ($482,000 or 5.1% of total operating expenses).

     Broker commissions ($3,294,000) are typically commissions paid by the Company to employees at the branch offices who are responsible for originating the loans brokered by the branch. For the nine-month period ended June 30, 2000, Broker commissions were 85.8% of Mortgage Brokerage services revenue.

Other (Expense) Income

     Other (expense) income for the nine-months ended June 30, 2000 is a net expense of $89,000. This consists of Other Income of $485,000 which consists primarily of the year to date valuation adjustment to the Beachside Commons note ($34,000), income from the restructuring of certain of the Company's convertible notes ($147,000), income from the elimination of accounts payable in the Beachside transaction ($135,000), interest income on the notes from the Beachside and real estate option sale ($115,000), and is reduced by interest expense of $574,000.

Income before Income Taxes, Tax Provision, Net Income

     For the nine-month period ended June 30, 2000, the Company recorded income tax expense of $262,500. The sale of the stock of a subsidiary (Beachside Commons I) generated taxable income significantly different from that reported for financial statement purposes. Subsequent fluctuations in the valuation of the note receivable will result in income or loss for financial statement purposes that result in no tax expense or benefit.

Liquidity and Capital Resources

     The Company used cash in operating activities totaling $3,183,000 for the nine-month period ended June 30, 2000. The principal component of cash generated in operating activities was the Company's net income of $735,000. Increases in restricted cash ($424,000), costs associated with the development of real estate ($962,000), options to acquire real estate ($345,000), and amounts due from former shareholders of Accent Mortgage Services, Inc. ($284,000) offset cash generated by net income. Income from restructuring notes ($147,000), forgiveness of debt ($135,000) and the revaluation of the Beachside note receivable ($34,000) offset cash generated by net income. Gains on sales of real estate ($1,502,000) and the gain on the sale of options to acquire real estate ($1,091,000) were generated in transactions that provided no cash to the company and likewise offset cash generated by net income. The sales resulted in significant reductions in outstanding debt ($1,650,000), and notes receivable aggregating $1,500,000.

     Proceeds from the sale of real estate held for development ($600,000), increases in accounts payable and accrued expenses ($806,000), and accrued interest ($267,000) provided cash flow from operations.

     Cash provided from financing activities totaled $3,206,000 for the period, primarily consisting of borrowings from non-related parties ($3,627,000) and related parties and stockholders ($654,000), partially offset by repayments of $1,091,000.

     The Company had $24,000 of unrestricted cash and cash equivalents at June 30, 2000. With this small cash balance and the historical negative cash provided by operations, the Company may not be able to pay its obligations in a timely manner.

     Management's plan is to continue to attempt to restructure or refinance its existing obligations, find a source of equity, increase the volume of mortgage loans brokered through its mortgage operations, develop and sell its various parcels of real estate and, ultimately, to achieve sustainable profitability and positive cash flow. While management is currently holding discussions with potential sources of debt and equity financing, there can be no assurance that they will be successful in the discussions.

     The Company has contracts for the sale of lots and parcels in its Peachtree Industrial development totaling more than $1,350,000 and believes the transactions will close before the end of September. There can be no assurance that these transactions will close, or if they do, that they will generate sufficient cash to satisfy the needs of the Company.

     In early July 2000, several employees of the Company were granted options to acquire 700,000 shares of freely trading common stock for $1,000,000. The employees exercised these options on July 6, 2000 by executing a note to the Company. The Company anticipates that the note will be paid in full within the next 60 days to provide an infusion of cash.

     The Company anticipates collection of at least some of the amount due from former shareholders of Accent Mortgage Services, Inc. under an indemnity agreement executed as part of the original agreement for the purchase of Accent Mortgage Services, Inc. by The Accent Group.

     There can be no assurance that an increase in mortgage loan volume will be achieved such that sufficient cash will be generated. The Company has announced that it intends to dividend a significant ownership percentage (80% or more) in the mortgage operations to existing shareholders. Profitability and cash flow from the separate operations will no longer be available to support the operating or financing needs of each other.

     A $550,000 note secured by parcels of real estate was due on June 7, 2000 and the Company was unable to make the payment. The Company is negotiating with the holder of this note in an effort to obtain an extension of the note. If the Company is not successful in these efforts, the note will be in default and interest at 18% begins accruing from the date of the note in addition to any other remedies the holder might seek. The Company believes it will be successful in these negotiations.

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

New Accounting Standard

     In June 1998,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Statement of Accounting Standard ("SFAS') No. 133, Accounting for Derivative Instruments and Hedging Activities, which will require that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133, which deferred the implementation of SFAS No. 133 until June 15, 2000. SFAS No. 133 will be effective for the Company's first quarter of fiscal 2001. The Company does not expect the adoption of SFAS No. 133 to have a material effect on the Company's consolidated financial statements.

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which is effective July 1, 2000, except that certain conclusions in this Interpretation which cover specific events that occur after either December 15, 1998 or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. The Company believes its existing stock based compensation policies and procedures are in compliance with FIN 44 and therefore, the adoption of FIN 44 will have no material impact on the Company's financial condition, results of operations or cash flows.

     In March 2000, the FASB issued Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2") which is effective for all such costs incurred for fiscal quarters beginning after June 30, 2000. EITF 00-2 establishes accounting and reporting standards for costs incurred to develop a web site based on the nature of each cost. Currently, as the Company has de minimis web site development costs, the adoption of EITF 00-2 would have no impact on the Company's financial condition or results of operation.


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

     The following table presents the principal cash flows and related weighted average interest rates on debt by expected maturity date as of June 30, 2000:


                                                                                                   Fair
                                  2000             2001             2002             Total            Value
                             ---------------  ---------------  ---------------   --------------   --------------
Fixed rate debt           $       5,393,152 $      1,275,000 $      2,645,595 $      9,313,747 $      9,313,747
Average interest rate                 8.34%            9.00%            9.50%            8.76%

PART II.                            OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 2.       Changes in Securities and Use of Proceeds

None.

Item 3.       Defaults Upon Senior Securities

     The Company borrowed $550,000 from GCA Strategic Investment Fund, Limited, under terms of a note secured by parcels of real estate. The note became due on June 7, 2000.

     The Company is negotiating with the holder of this note in an effort to obtain an extension of the due date. If the Company is not successful in these efforts, in default the note bears interest at 18% which will begins accruing from the date of the note in addition to any other remedies the holder might seek. The Company believes it will be successful in these negotiations.

Item 4.       Submission of Matters to a Vote of Security Holders

None.

Item 5.       Other Information

None.

Item 6.             Exhibits and Reports on Form 8-K

A.  Exhibits

Exhibit No.      Description of Exhibit


2.1              Second Amendment to Asset Purchase Agreement dated
                 March 20, 2000 (1)


27               Financial Data Schedule



(1) Incorporated by reference to the Company's Current Report on Form 8-K/A dated June 5, 2000 and filed with the Commission on June 5, 2000.

B.  Reports on Form 8-K

     During the quarter ended March 31, 2000, the Company filed with the Commission the following reports on Form 8-K:

     Current  Report  on Form  8-K/A  dated  July 24,  2000 and  filed  with the
Commission on July 24, 2000 to clarify a previous filing about a change in Accountants.

     Current Report on Form 8-K dated July 13, 2000 and filed with the Commission on July 14, 2000, regarding changes in Registrant's Certifying Accountant.

     Current Report on Form 8-K/A (Amendment No.1) dated June 5, 2000 and filed with the Commission on June 5, 2000, amending a previous filing relating to the Company's acquisition of certain assets of Paradigm Mortgage Associates, Inc.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LAHAINA ACQUISITIONS, INC.

Dated: August 21, 2000                  By: /s/ L. Scott Demerau
--------------------------              ----------------------------------------
                                                L. Scott Demerau
                                        President and Chief Executive Officer