Form 10-K
period 2000-09-30
LAHAINA ACQUISITIONS INC
filed 2001-02-15
CIK 855684

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                  For the fiscal year ended September 30, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
              For the transition period from _________ to_________

                        Commission file number: 0-27480

                           LAHAINA ACQUISITIONS, INC.
             (Exact name of Registrant as specified in its charter)

   COLORADO                                                     84-1325695
---------------                                              ------------------
(State or other                                               (I.R.S. Employer
jurisdiction of                                             Identification No.)
incorporation or
organization)

                        5895 Windward Parkway, Suite 220

                            Alpharetta, Georgia 30005
               --------------------------------------------------
                    (Address of principal executive offices)

     Registrant's telephone number, including area code: (770) 754-6140

     Securities registered pursuant to Section 12(b) of the Act: NONE

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     Based on the closing price for the Registrant's common stock of $1.52 on January 9, 2001, the aggregate market value of the voting stock held by non-affiliates is approximately $19,266,696.

     The number of outstanding shares of Common Stock, No Par Value, of the Registrant as of January 9, 2001 was 18,807,543.

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

     6. Part IV - Current Report on Form 8-K dated September 17, 1999 and filed with the commission on September 21, 1999.

     7. Part IV - Current Report on Form 8-K/A dated January 18, 2000 and filed with the commission on March 20, 2000.

     8. Part IV - Current Report on Form 8-K dated March 31, 2000 and filed with the commission on March 31, 2000

                           LAHAINA ACQUISITIONS, INC.
                               INDEX TO FORM 10-K

                                                                         Page

                                     PART I
   ITEM 1.    BUSINESS                                                       4
   ITEM 2.    PROPERTIES                                                     7
   ITEM 3.    LEGAL PROCEEDINGS                                              8
   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            8

                                     PART II
   ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS                                           8
   ITEM 6.     SELECTED FINANCIAL DATA                                       9
   ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                          10
   ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK                                                  14
   ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  18


                                    PART III
   ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT           42
   ITEM 11.    EXECUTIVE COMPENSATION                                       43
   ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT                                                   45
   ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               46

                                     PART IV
   ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K                                                     47

               SIGNATURES                                                   50

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Lahaina Acquisitions, Inc. and its wholly owned subsidiaries ("Lahaina" or the "Company") is a multi-state provider of mortgage brokerage services to consumers and also operates a real estate development organization. The Company's operations consist of a mortgage financing division ("Accent Mortgage Services, Inc." or "AMSI"), and a real estate development division ("Accent Real Estate Group" or "ARG").

     AMSI is a residential mortgage broker, providing mortgage brokerage services to consumers through a network of about 66 branches located in 15 states with a concentration (28) of these in Georgia and Florida. AMSI is licensed in 26 states and the branches close loans in most of these. Lahaina acquired United Capital Mortgage Corporation, a full mortgage banking operation, as of October 1, 2000 and added a network of 11 traditional branch offices, principally in Colorado. ARG is a real estate organization capable of the development and sale of a wide variety of real estate projects.

BACKGROUND AND RECENT DEVELOPMENTS

     The Company was incorporated under Colorado law in April 1989 for the purpose of acquiring an interest in one or more business opportunities or ventures. Prior to December 14, 1998, the Company did not conduct an active business.

     On December 14, 1998, the Company purchased all of the outstanding stock of Beachside Commons I, Inc. ("Beachside") from Mongoose Investments, LLC ("Mongoose"). Beachside was the owner of commercial real estate located on Amelia Island in northeast Florida . At the time of the purchase, Beachside's assets consisted of two buildings and unimproved real estate, tenant leases and minimal operating capital.

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

     On August 23, 1999, Lahaina merged with The Accent Group, Inc. ("Accent"), an Atlanta, Georgia based real estate development and mortgage financing entity. The merger was accounted for as a reverse acquisition with Accent being the accounting acquiror in accordance with SAB 97. Prior to the merger, there were 1,321,500 shares of no par value per share Accent common stock issued and outstanding (the "Accent Common Stock"). The Accent Common Stock was issued in exchange for the contribution to Accent of (i) certain parcels of real property owned by the holder of such shares (ii) options to purchase certain parcels of real estate, (iii) 100% interest in AMSI and (iv) consulting fees incurred in connection with the merger. Upon the closing of the merger, each share of Accent Common Stock was surrendered to the Company and the Company issued a total of 13,251,000 shares of Common Stock to the prior holders of Accent Common Stock. Of the 13,251,000 shares of Common Stock issued, 4,301,000 were issued and released immediately to their holders. The remaining 8,950,000 shares of Common Stock were issued subject to certain conditions of release as set forth in the Merger Agreement, and were held by the Company.

     The conditions of release were designed to ensure that no shareholder received shares of Common Stock until they had fully conveyed the consideration for the Accent Common Stock. As of January 8, 2001, conditions of release of such shares have been satisfied or waived with respect to a total of 8,000,000 of the 8,950,000 shares of Common Stock. The conditions of release of the remaining 950,000 shares of Common Stock have not, as of January 11, 2001, been satisfied. There is no guarantee that the remaining shares will ever be released.

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

     In March 2000, the Company completed the acquisition of certain assets of Paradigm Mortgage Associates, Inc. (Paradigm) for 500,000 shares of common stock of Lahaina. Paradigm had a co-operative branch network of mortgage brokers and the Company offered many of these the opportunity to become co-operative branches with the Company. Paradigm guaranteed that the branch operations moving to the Company from Paradigm would maintain minimum monthly volumes of mortgage loan originations, with 300,000 shares subject to a claw back provision if the minimum volumes are not met. The volume guarantees have not been achieved in any of the months subsequent to the transaction and the claw back provisions begin to apply in October, 2000.

CHANGE IN BOARD OF DIRECTORS

     During the year, the Company added outside directors Robert E. Altenbach, Esq. and Anthony Mesiti to the Board. Subsequent to year end, Sherry Sagemiller resigned her position as a director of Lahaina Acquisitions, Inc. and John Cappadona was elected to take her place on the board as an additional outside director.

BUSINESS OPERATIONS

     As a result of the merger with Accent, the Company acquired additional assets, primarily in the form of real estate and a mortgage financing entity. The Company's operations consist of a mortgage financing division and a real estate development division.

ACCENT MORTGAGE SERVICES (AMSI)

     AMSI is a residential mortgage broker providing mortgage brokerage services to consumers through a network of about 66 branches located in 15 states with a concentration (28) in Georgia and Florida. AMSI is licensed in about 26 states and the branches close loans in most of these. Under the branch arrangement, mortgage brokerage professionals originate mortgage loans under AMSI's license in those states where AMSI is licensed to provide mortgage brokerage services. Fees associated with originating and closing mortgage loans are forwarded to AMSI. The cost of operating the branch , such as payroll, rent, office supplies, licenses, insurance, etc. is paid from branch profitability. AMSI provides training, marketing and administrative support to its branches. Branches utilize AMSI's senior level of licensing, along with AMSI's access to a broader range of funding sources, to originate larger numbers of loans.

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

     AMSI contributed $9,009,017 or 74.7 percent of the Company's consolidated revenue for the year ended September 30, 2000 and $837,800 or 77.8 percent for the period from July 9, 1999 (date of inception) to September 30, 1999.

     The market for the brokerage of mortgage loans is rapidly evolving, and competition for borrowers is intense and is expected to increase significantly in the future. AMSI believes that the primary factors involved in choosing a mortgage broker include personalized service, availability of competitive financing rates and financing programs and the ease with which the financing can be completed, among others. Effective October 1, 2000, Lahaina acquired United Capital Mortgage Corporation (United) of Denver, Colorado. United has a network of 11 traditional branch offices in Colorado, Nevada and Florida and has a wholesale operation in New York. The Company believes the combination of traditional branches and cooperative branches will enhance its ability to compete for borrowers.

     Lahaina acquired Cross Keys Capital L.P. of Hershey, Pennsylvania in a transaction effective October 24, 2000. While Cross Keys is a relatively small operation with one location and three employees, it added residential construction financing to the financing programs AMSI can offer to its customers. Cross Keys has a $20 million warehouse line with a significant portion of it available to provide financing to AMSI Customers.

     While Lahaina believes AMSI is an effective competitor, there can be no assurance that AMSI's competitors and potential competitors will not develop services and products that are equal or superior to those of AMSI or that achieve greater market acceptance than its products and services.

     The financial information related to the mortgage segment can be found in the footnotes to the Company's consolidated financial statements found in Item 8 of the annual report on Form 10-K.

ACCENT REAL ESTATE GROUP (ARG)

     ARG is a real estate development organization engaged in the acquisition, development and sale of a wide variety of real estate projects. As a result of the formation of Accent, and the Company's subsequent merger with Accent and exercise of options to acquire land, the Company now owns several properties, and has assumed and/or issued associated indebtedness. The Company may enter into or assume additional indebtedness if it acquires additional property or the option to acquire other property. The Company may issue additional shares of stock, or the right to acquire shares of stock, in the future acquisition of property for investment or development. At September 30, 2000, the Company's development projects included:

     SWISS AIR ESTATES - a lakefront residential community located at Lake Sidney Lanier, just north of metropolitan Atlanta, Georgia. This property consists of estate-sized lots priced from $200,000 to more than $700,000. The property is zoned and is under development and 5 lots remain available for sale as of the date of this report. Completion of the development is delayed due to a lack of available funds to complete the project. This delay could effect the future sale of these properties. On December 29, 2000, the Company acquired the residence of its CEO, which is located in Swiss Air Estates. The residence was leased to a third party and the Company has no definitive plans for the property as of the date of this filing.

     PEACHTREE INDUSTRIAL BOULEVARD - a commercial/industrial tract totaling approximately 50 acres located on Peachtree Industrial Boulevard in Fulton County, Georgia. At September 30, 2000, the development of a significant portion of this project was complete. The total capitalized cost of the project was approximately equal to the first lien indebtedness associated with the property. A creditor with a second lien on the property started foreclosure proceedings in a collection effort. The first lien holder initiated foreclosure proceedings to protect his interest and in early January took the property in payment of the outstanding debt. The Company suffered no material economic impact as a result.

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

EMPLOYEES

     As of the date of this report, the Company employs 20 people within its corporate division (including two employees associated with ARG) and has approximately 380 employees in its mortgage division.

EXECUTIVE OFFICERS OF THE COMPANY

     Certain information about the Company's executive officers is provided below.

     L. Scott Demerau, age 40, was elected as a director, the Chief Executive Officer and President of the Company effective August 23, 1999. Mr. Demerau holds a B.A. from the Ferris State University. Mr. Demerau began his entrepreneurial career in 1986 by forming a family entertainment center company, Mountasia. Mountasia held an Initial Public Offering in 1993 and merged with Malibu Entertainment Worldwide in 1994 where he served as Chairman, President and CEO until 1997. From 1997 to 1999, Mr. Demerau served as a consultant to Malibu.

     Betty M. Sullivan, age 50, was elected as a director, the Executive Vice President - Administration and Secretary of the Company effective August 23, 1999. She is a graduate of the American Institute of Banking, Louisiana State University. Ms. Sullivan was Assistant Vice President with Sun Banks of Florida from 1968 to 1980. She was owner and operator of two Sonny's Real Pit Bar BBQ Restaurants, and four Athletic Attic Sporting Goods Stores from 1981 to 1986. She was employed as senior management with Malibu Entertainment Worldwide (formerly Mountasia), a publicly traded company, as Executive Vice President of Operations, Vice President of Human Relations, Vice President of Investors Relations and Secretary from 1987 to 1999.

     Robert S. Vail, age 54, was elected Executive Vice President - Finance of the Company effective April 17, 2000 Mr. Vail holds a B.B.A. from the University of Georgia and a Masters of Accountancy from Florida State University. Mr. Vail has been a Senior Manager with Price Waterhouse and a Partner in a national CPA firm. Mr. Vail was Executive VP Finance and Administration of an S&L, was Director of Operations of the Houston office of Price Waterhouse from 1990 to 1998 and then served as Chief Financial Officer of Integrated Spatial Information Solutions, Inc., a publicly held company. On January 22, 2001 Mr. Vail resigned his position with the Company and his responsibilities have been assumed by the Company's Controller Jackie Flynn.

ITEM 2.  PROPERTIES

     The Company's operations are principally located in a two story office building in Alpharetta, Georgia, a suburb of Atlanta. The Company occupies approximately 9,000 square feet of office space under a lease that expires in August 2004. Annual rent associated with this office space is approximately $158,000 including utilities. The branches are generally located in small suites of office space that are rented under leases that range in duration from no more than three months to month to month terms. At the date of this report, virtually all of the space is occupied under month to month leases representing no significant liability to AMSI.

     At the date of this report, ARG holds the following properties for sale and/or development:

     SWISS AIR ESTATES - a lakefront residential community located at Lake Sidney Lanier, just north of metropolitan Atlanta, Georgia. This property consists of estate-sized lots priced from $200,000 to more than $700,000. The property is zoned and is under development and 5 lots remain available for sale as of the date of this report. Completion of the development is delayed due to a lack of available funds to complete the project. This delay could effect the future sale of these properties.

ITEM 3.  LEGAL PROCEEDINGS

     On February 17, 2000, the Holder of convertible notes of the Company aggregating $1,250,000 sold the notes to a related party of the Company in exchange for new debt. The original Holder claims to have reacquired the note. In a related action filed January 10, 2001, in the Superior Court of Fulton County, Georgia, Holder asserts that $750,000 of this convertible note is in default. The Holder is demanding of the Company payment of $1,327,347 for principal and accrued interest related to the $750,000 convertible note based on a formula of conversion which the Company is in disagreement.

     In addition, the Holder has brought an action against the Company for payment of $550,000 under the terms of a convertible note executed by the Company on January 7, 2000 which the Holder claims is in default. This $550,000 note was secured by a first priority deed to secure debt on Lot 4 of the Swiss Air Estates and a second priority deed to secure debt on Lot 8. The Company has made an offer to the holder to transfer Lot #4 and pay $250,000 in full satisfaction of the note. As of the date of this report the holder has not accepted the offer.

     The Company is a party in an action filed by an individual with whom there was an agreement involving certain financing activities. The complaint involves claims of breach of contract and breach of fiduciary duty. Damages are not capable of being determined, however the Company does not believe the outcome will have a material adverse impact on the operating results of the Company.

     The Company is engaged in various other litigation matters from time to time in the ordinary course of business. The Company will vigorously defend its positions and believes the outcome of any litigation will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended September 30, 2000.

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

                                                            High           Low
                                                     -------------  ------------
Fiscal Year Ended September 30, 2000
      Fourth Quarter                                     $  2.063       $ 1.031
      Third Quarter                                         3.125         1.250
      Second Quarter                                        4.625         1.750
      First Quarter                                         5.125         2.375
Fiscal Year Ended September 30, 1999
      Fourth Quarter                                     $  6.750       $ 3.125
      Third Quarter                                         4.625         0.500
      Second Quarter                                        4.000         1.500
      First Quarter                                         4.000         0.031

     As of January 8, 2001 there were approximately 260 holders of record of the Company's common stock.

     The Company has never declared or paid any cash dividends on the Common Stock and does not presently intend to pay cash dividends on the Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     As a result of the merger between Lahaina and Accent, the historical financial statements of the Company for the period prior to August 23, 1999 are the consolidated financial statements of Accent from its date of inception, July 9, 1999. The operations of Lahaina and AMSI have been included in the Company's financial statements from the date of acquisition. The selected consolidated annual financial data presented below was derived from the Company's audited consolidated financial statements for the year ended September 30, 2000 and the period from July 9, 1999 (date of inception) to September 30, 1999. This selected financial data were derived from the Company's consolidate financial statements. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto.

                                                                               July 9, 1999 (date
                                                        Year ended              of inception) to
                                                    September 30, 2000         September 30, 1999
                                                    ------------------      -----------------------

INCOME STATEMENT DATA

Revenue                                            $    12,068,236         $        1,076,566
Loss from operations                               $     2,716,953         $          880,443
Loss before income taxes                           $     1,987,257         $        1,155,305
Net loss                                           $     1,987,257         $        1,155,305
Basic and diluted loss per share                   $         (0.12)        $            (0.08)

BALANCE SHEET DATA:

Total assets                                       $      7,483,750        $         9,205,426
Total debt                                         $      8,478,964        $         9,280,931
Total liabilities                                  $     11,163,992        $        11,842,691
Stockholders' deficit                              $     (3,259,097)       $        (2,544,736)
Total liabilities and stockholder's deficit        $      7,483,750        $         9,205,426

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


                                                                                                                     SIX MONTH
                                                                                                                      INTERIM
                                             ACCENT MORTGAGE SERVICES, INC.                                         PERIOD ENDED
                                            FOR THE YEARS ENDED DECEMBER 31,                                           JUNE 30

                                       1994          1995            1996            1997             1998           1999
INCOME STATEMENT DATA
Revenue  (1)                     $    265,996   $   629,854   $   1,039,172     $  1,082,090     $  1,211,246     $   236,875
Income (loss) from operations    $     40,126   $    87,997   $     127,225     $   (149,171)    $ (1,162,610)    $  (200,003)
Income (loss) before income
   taxes                         $     41,896   $    82,707   $     116,082     $   (168,407)    $ (1,332,030)    $  (389,446)

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

OVERVIEW

     Lahaina Acquisitions, Inc. ("Lahaina" or the "Company") is a multi-state provider of mortgage brokerage services to consumers and is also a real estate developer. The Company's operations consist of a mortgage financing division ("Accent Mortgage Services, Inc." or "AMSI"), and a real estate development division ("Accent Real Estate Group" or "ARG").

     On August 23, 1999, Lahaina merged with The Accent Group, Inc. ("Accent"), an Atlanta, Georgia based real estate development and mortgage financing entity. The merger was accounted for as a reverse acquisition with Accent being the accounting acquiror in accordance with SAB 97. As a result of the merger between Lahaina and Accent, the historical financial statements of the Company for the period prior to August 23, 1999 are the consolidated financial statements of Accent from its date of inception, July 9, 1999. The operations of Lahaina and AMSI have been included in the Company's financial statements from the date of acquisition. The discussion of the results of operations and financial condition of Lahaina represents the year ended September 30, 2000 and the period from the date of inception (July 9, 1999) to September 30, 1999.

     As stated above, the period prior to the full year ended September 30, 2000, was an abbreviated period of less than three months representing the period from the Company's date of inception (July 9, 1999) to September 30, 1999. For this reason comparisons of the full year ended September 30, 2000 to this prior period will not be meaningful. The following analysis of the results of operations and liquidity will therefore present separately the results for the full year ended September 30, 2000 and the period from the date of inception (July 9, 1999) to September 30, 1999, thereby not commenting on increases or decreases which result solely from the comparison of a twelve month to a less than three month period.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED SEPTEMBER 30, 2000

Revenues

     Revenues for the year ended September 30, 2000 totaled $12,068,236. Broker fee income generated by AMSI represented $9,009,017 (or approximately
74.7 percent) of total revenues for the period. This broker fee income represents fees associated with the brokerage of mortgage loans by AMSI branch offices.

     Revenues for ARG totaled $3,059,219 for the year ended September 30, 2000 (or approximately 25.3 percent of total revenues). Revenues for ARG represented $2,800,000 from the sale of lots in the Swiss Air development and $259,219 from the sale of an property located in Athens, Tennessee.

Operating Expenses

     Operating expenses for the year ended September 30, 2000 totaled $14,785,189. The principal components of operating expenses for the period were broker commissions ($7,707,545 or 52.1 percent of total operating expenses), general and administrative expenses ($2,817,179 or 19.1 percent of total operating expenses), salaries and employee benefits ($1,621,065 or 11.0 percent of total operating expenses), cost of real estate sold ($1,234,700 or 8.4 percent of total operating expenses) and professional fees ($611,828 or 4.1 percent of total operating expenses).

     Broker commissions consisted of commissions paid by AMSI to branch offices for loans brokered by each branch. Such expenses represent commissions due to branch offices net of applicable fees due to AMSI.

     General and administrative expense ($2,817,179 for the period) consisted of $1,536,062 (or 54.4 percent of the total) in bad debt expense associated with valuation of notes receivable, $312,838 (or 11.3 percent of the total) attributable to fees paid to lenders for raising capital, $476,319 (or 16.9 percent of the total) attributable to corporate activities, $433,096 (or 15.4 percent of the total) attributable to the mortgage brokerage segment, and $58,864 (or 2.1 percent of the total) attributable to the real estate development segment.

     The principal components of the $476,319 of general and administrative expense attributable to corporate activities were insurance ($89,646), filing fees ($77,037), outside services ($72,879), telephone ($47,123) and travel and entertainment ($41,740).

     The  principal  components  of the  $433,096 of general and  administrative expense attributable to the mortgage brokerage segment were travel and entertainment ($86,386), payroll services ($65,622), taxes and licenses ($59,324) and advertising and marketing ($39,301). The mortgage brokerage segment experienced significant expansion of its branch operation during the period, and as a result experienced significant costs associated with this expansion.

     The principal components of the $611,828 of professional expenses were consulting fees related to capital raising and shareholder relations ($370,413), legal ($163,842) and accounting ($77,573).

Other Expense (Income)

     Other expense (income) for the year ended September 30, 2000 totaled ($729,694), primarily consisting of other income ($1,556,629 for the period) partially offset by interest expense ($826,936 for the period).

     Other income ($1,556,632) consists of a gain on the sale of subsidiary ($1,166,872) and interest income ($164,144). Interest expense ($826,936)
represents interest expense associated with the Company's borrowings. Approximately $398,630 of the total interest expense relates to borrowings associated with the Company's real estate holdings. The remaining $428,306 of interest expense relates to general corporate indebtedness.

Net Loss

     The Company recorded a net loss of $1,987,257 for the year ended September 30, 2000. This net loss represents a basic and diluted loss per common share of $0.12.

     Through the year to date period ended June 30, 2000, the company recorded a net income of approximately $735,000. Due primarily to the following fourth quarter adjustment to certain real estate transactions, the company reported a loss for the full year of $1,987,257 for a profit reversal of approximately $2,700,000.

        Defer gain on sale of Tennessee property              $  891,000
        Defer gain on sale of Swiss Air lot                      600,000
        Write down note receivable on Beachside Commons sale     598,000
        Expense costs due to expiration of purchase option       440,000
                                                              ----------
                                                              $2,529,000
                                                              ==========

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended September 30, 2000, the Company used $2,417,252 in net cash from operating activities. A total of $498,896 was provided by an increase in accounts payable and accrued expenses, $1,136,180 of net cash was provided by an increase in amounts due to related parties resulting from the sale of real property and a non-cash charge to earnings of $1,536,062 resulted from the write down of the note receivable from the sale of a subsidiary. The primary use of operating cash was to fund the net loss of $1,987,257 and recognize the non-cash gain of $1,824,519 on the sale of real estate held for development.

     The Company used cash in investing activities $14,199 for the purchases of property and equipment in the year ended September 30, 2000.

     The Company provided $2,688,448 in net cash for financing activities for the year ended September 30, 2000, principally by a $840,930 reduction in notes payable offset by an increase in new notes payable of $3,511,878.

     Historically, the Company and its subsidiaries have not generated positive cash flow. The Company has restructured several of its borrowing arrangements subsequent to September 30, 2000. The convertible note arrangement was amended to provide for an extended cure period with respect to certain events of default. There is no cash flow impact with respect to curing the events of default as the cure can be achieved by issuing and delivering common stock of the Company.

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

     Management's plan is to continue to restructure or refinance its existing obligations, increase the volume of mortgage loans brokered through its mortgage operations, utilize the more profitable fee structure offered by the mortgage banking division through the acquisition of United Mortgage and develop and sell its various parcels of real estate and, ultimately, to achieve profitable operations and positive cash flow. If, however, management is not able to achieve some or all of these objectives, then additional sources of capital will have to be found. There is no guarantee that these additional sources of capital can be located.

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

LIQUIDITY AND CAPITAL RESOURCES

     For the period from July 9, 1999 (date of inception) to September 30, 1999, the Company used $2,433,439 in net cash in operating activities, a significant portion of which is represented by the Company's net loss of $1,155,305. A total of $2,186,513 of net cash was used for the purchase and development of real estate held for development. Increases in accounts payable ($1,108,416), accrued interest payable ($103,815) and proceeds from the sale of real estate ($238,763) served to offset a portion of the net cash used in operating activities.

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

INFLATION

     The Company does not believe the moderate rates of inflation experienced in the Southeastern United States over the past two years have had a material effect on its sales or profitability.

ITEM 7A.  CERTAIN RISK FACTORS

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

IF THE REAL ESTATE INDUSTRY OR GENERAL ECONOMIC CONDITIONS DETERIORATE IN METROPOLITAN ATLANTA, GEORGIA IT COULD HARM OUR BUSINESS

     The majority of ARG's real estate is located in and around the metropolitan Atlanta, Georgia area . There are substantial risks associated with a large investment in real estate. These include the following risks:

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

OUTLOOK FOR 2001

     The Company is a multi-state provider of mortgage brokerage service, a full service mortgage banker to consumers and a multi-state real estate development organization. The Company's intends to become a leader in the mortgage lending industry. The United Capital Mortgage, Cross Key Capital and Paradigm Mortgage Corporation acquisitions indicates the Company's commitment to execute its growth model.

     The Real Estate Development and Brokerage Division should benefit in the upcoming year from the investments made during the year ended September 30, 2000. For example, one of the projects initiated during the year, Swiss Air Estates, located at Lake Sidney Lanier, just north of Atlanta, consisted of 12 executive-estate size lots in an exclusive lakefront setting. The lots ranged in appraised value from $200,000 to more than $700,000. The Company sold seven of these lots during the year ended September 30, 2000 for an aggregate sales price of $2,800,000. There are five remaining lots for sale with an appraised value of $1,400,000 and associated land and development cost as of September 30, 2000, of approximately $305,000. Completion of the development is delayed due to a lack of available funds to complete the project. This delay could effect the future sale of these properties. The Company will focus on identifying and acquiring other properties of this type during the up-coming year.

     Lahaina acquired Cross Keys Capital, LP of Hershey, Pennsylvania on October 24, 2000. The acquisition marked the entry into the traditional construction financing arena. This is in contrast to the existing brokerage mortgage operation. A key element to the transaction is access to Cross Key's $20 million warehouse line for construction financing. All originators will now have the opportunity to market construction financing for residential property.

     Effective October 1, 2000 the Company purchased The United Capital Mortgage Corporation (United Mortgage), a 13-year old mortgage operation. United Mortgage, based in Denver, Colorado, produces in excess of $250 million annually in loan closings and has mortgage operations in New York, Colorado, Nevada, and Florida.

     Headquartered in Denver, Colorado, United Capital Mortgage Corp. has grown substantially since its inception in 1986. They have offices nationwide, including Colorado, Nevada, New York, and Florida. Their senior management team has worked together since 1981. Currently they have approximately 80 employees, which includes a division called "E-United". The banking unit consists of secondary marketing branch operations, pipeline management, underwriting and processing, shipping and closing, investor relations, production manager, payroll, and human resources departments.

     United is a full service mortgage banking company that provides Conventional, FHA, VA and 2nd Mortgage Loans. United has an existing $25,000,000 warehouse line for secondary marketing which allows them to function as a full mortgage banker. They are able to offer almost all home financing options available today. Because of their solid standing in the mortgage industry, they are able to provide FHA Direct Endorsement, VA Automatic-LAPP approved, FNMA/GNMA Seller-Service, and Desktop Underwriting. United has an excellent staff of retail originators supported by a full back office staff of processors, underwriters and closing personnel. United currently does not retain servicing rights on the loans produced, but delivers their production to many of the top-tier purchasers of closed loans.

    The senior management team of United Capital will drive the growth plans of the Mortgage Division. United provides the licensing, marketing, training, access to a proprietary Internet site for generating loan application information, closing, shipping and funding which will be instrumental in the development of the Company's Accent Mortgage brokerage division. United can provide services from the initial application, to the final closing and funding of a loan.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Lahaina Acquisitions, Inc.

We have audited the accompanying consolidated balance sheet of Lahaina Acquisitions, Inc. and subsidiaries (formerly The Accent Group, Inc. - see Note
A) (the "Company") as of September 30, 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lahaina Acquisitions, Inc. and subsidiaries as of September 30, 2000, and the results of their operations and their cash flows for the year ended September 30, 2000, in conformity with generally accepted accounting principles.

Tauber & Balser, P.C.
Atlanta, Georgia

February 6, 2001

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

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Lahaina Acquisitions, Inc. and subsidiaries (formerly The Accent Group, Inc. see Note 1) as of September 30, 1999, and the consolidated results of their operations and their cash flows for the period from July 9, 1999 (date of inception) to September 30, 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP



Atlanta, Georgia
January 11, 2000

                  LAHAINA ACQUISITIONS, INC, AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2000 AND 1999

                                     ASSETS

                                                                     2000                 1999
                                                                 ------------         ------------
Cash                                                             $   272,297          $     15,300
Restricted cash                                                           --                77,352
Restricted certificates of deposit                                        --               126,249
Real estate held for sale                                                 --             3,650,000
Real estate held for development                                   3,139,138             3,217,362
Foreclosed real estate                                               143,960               593,960
Option to acquire real estate                                             --                63,674
Property and equipment, net                                          201,818                87,101
Notes receivable, net                                              1,563,157                    --
Due from related party                                                57,816                    --
Goodwill, net                                                      1,575,433               903,042
Other assets                                                         530,131               471,386
                                                                ------------          ------------
         Total assets                                           $  7,483,750          $  9,205,426
                                                                ============          ============

        LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
   Accounts payable and accrued expenses                        $  2,146,968          $  1,837,328
   Accrued interest payable                                          472,350               298,432
   Notes payable - warehouse line                                    642,442             1,132,442
   Notes payable                                                   5,581,253             7,737,432
   Due to related parties and stockholders                         2,255,269               611,057
   Deferred revenue                                                   65,710               216,500
   Other liabilities                                                      --                 9,500
                                                                ------------          ------------
         Total liabilities                                        11,163,992            11,842,691
                                                                ------------          ------------
Commitments and contingencies

Redeemable stock:
   Common stock, no par value; 1,550,000 and 3,250,000
     shares issued and outstanding in 2000 and 1999, respectively,
     entitled to redemption under certain circumstances             (421,145)               (92,529)
                                                                ------------           ------------
Stockholders' deficit:
   Preferred series A convertible stock, 10,000,000 shares authorized,   --                     --
     no shares issued or outstanding
   Common stock, no par value; 800,000,000 shares authorized,            --                     --
     15,305,763 and 12,967,343 shares issued and outstanding
     in 2000 and 1999, respectively
   Additional paid-in capital                                       883,465             (1,389,431)
   Accumulated deficit                                           (3,142,562)            (1,155,305)
                                                                ------------           ------------
                                                                 (2,259,097)            (2,544,736)
   Less: subscriptions receivable                                 1,000,000                     --
                                                                ------------           ------------
       Total stockholders' deficit                               (3,259,097)            (2,544,736)
                                                                ------------           ------------
         Total liabilities and stockholders' deficit            $ 7,483,750           $  9,205,426
                                                                ============           ============


          See accompanying notes to consolidated financial statements

                   LAHAINA ACQUISITIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEAR ENDED SEPTEMBER 30, 2000 AND THE PERIOD
             JULY 9, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 1999

                                                                     2000                 1999
                                                                 ------------         ------------
Revenue:
 Broker fee income                                               $  9,009,017         $    837,803
 Sales of real estate                                               3,059,219              238,763
                                                                 ------------         ------------
  Total revenue                                                    12,068,236            1,076,566
                                                                 ------------         ------------
Operating expenses:
 Broker commissions                                                 7,707,545              708,508
 Salaries and employee benefits                                     1,621,065              262,910
 General and administrative                                         2,817,179              479,308
 Cost of real estate sold                                           1,234,700              149,854
 Cost related to expiration of option to acquire real estate          440,320                   --
 Professional fees                                                    611,828              294,819
 Occupancy expense                                                    157,694               18,600
 Amortization of goodwill                                             115,410               18,609
 Depreciation and amortization                                         53,377                8,148
 Property taxes                                                        26,071               16,253
                                                                 ------------         ------------
  Total operating expenses                                         14,785,189            1,957,009
                                                                 ------------         ------------
Operating loss                                                      2,716,953              880,443
                                                                 ------------         ------------
Other expense (income):
 Gain on sale of subsidiary                                        (1,166,872)                  --
 Other income                                                        (242,322)              (1,348)
 Interest expense                                                     826,936              138,906
 Liquidated damages (forgiveness) under convertible notes            (147,438)              81,500
 Other expense                                                             --               55,804
                                                                 ------------         ------------
                                                                     (729,696)             274,862
                                                                 ------------         ------------
Loss before income taxes                                            1,987,257            1,155,305

Income taxes                                                               --                   --
                                                                 ------------         ------------
Net loss                                                         $  1,987,257         $  1,155,305
                                                                 ============         ============

Basic and diluted loss  per common share                         $     (0.12)       $        (0.08)
                                                                 ============         ============

Weighted average common shares outstanding - basic and diluted     16,948,031           14,592,917
                                                                 ============        =============


          See accompanying notes to consolidated financial statements

                   LAHAINA ACQUISITIONS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEAR ENDED SEPTEMBER 30, 2000 AND THE PERIOD
         FROM JULY 9, 1999 (PERIOD OF INCEPTION) TO SEPTEMBER 30, 1999

                                                      Common Stock           Additional
                                                ------------------------       Paid-in         Accumulated
                                                  Shares        Amount         Capital            Deficit           Total
                                                ----------    ----------    -------------     -------------    -------------
Balance at July 9, 1999 (date of inception)             --    $       --    $          --     $          --     $          --

Issuance of common stock - formation            10,001,000            --       (1,571,840)               --       (1,571,840)

Issuance of common stock - merger with
Lahaina Acquistions, Inc.                        2,966,343            --          182,409                --          182,409

Net loss                                                --            --               --        (1,155,305)      (1,155,305)
                                               -----------    ----------    -------------     -------------    -------------

Balance at September 30, 1999                   12,967,343    $       --    $  (1,389,431)    $  (1,155,305)   $  (2,544,736)

Common stock redemption period expired           1,700,000            --           80,000                --           80,000

Common stock options exercised                   1,062,500            --           17,500                --           17,500

Common stock retired in cashless
exercise of options                                (49,080)           --               --                --               --

Issuance of common stock - purchase of
Paradigm                                           200,000            --          692,859                --          692,859

Common stock issued in settlement of
related party debt                                  43,750            --           62,519                --           62,519

Common stock issued as compensation                 18,750            --           26,794                --           26,794

Common stock exchanged in payment of services           --            --           10,781                --           10,781

Common stock issued - additional consideration
on purchase of Accent Mortgage                      62,500            --          250,000                --          250,000

Common stock warrants issued to pay fees                --            --          132,443                --          132,443

Common stock subscriptions receivable                   --            --        1,000,000                --        1,000,000

Net loss                                                --            --               --        (1,987,257)      (1,987,257)
                                               -----------    ----------    -------------     -------------    -------------

Subtotal                                        16,305,763            --          883,465       (3,142,562)      (2,259,097)

Less subscriptions receivable                     (700,000)           --       (1,000,000)              --        (1,000,000)
                                               -----------    ----------    -------------      -------------   -------------
Total Stockholder's Deficit                     15,305,763    $       --       $ (116,535)     $(3,142,562)    $  (3,259,097)
                                               ===========    ==========    =============      =============   =============


          See accompanying notes to consolidated financial statements

                   LAHAINA ACQUISITIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEAR ENDED SEPTEMBER 30, 2000 AND THE PERIOD
          FROM JULY 9, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 1999

                                                                                  2000                   1999
                                                                               ----------             ----------
Cash Flows from Operating Activities:
  Net loss                                                                    $ (1,987,257)         $ (1,155,305)
  Adjustments:
   Depreciation and amortization                                                   168,786                26,748
   Gain on sale of real estate held for development                             (1,824,519)              (88,909)
   Loss on disposal of property and equipment                                        1,164                20,727
   Issuance of common stock for services                                            26,794                96,000
   Income related to restructuring of convertible notes                            147,438                    --
   Valuation adjustment related to note receivable                               1,536,062                    --
   Gain on sale of subsidiary                                                   (1,166,872)                   --
   Gain on sale of foreclosed real estate                                          (40,000)                   --
   Loss on expiration of option to acquire real estate                             440,320                    --
   Interest income accrued on notes related to real estate sales                   (90,000)                   --
   Changes in:
     Restricted cash                                                                77,352               (71,016)
     Restricted certificates of deposit                                            126,249                  (814)
     Due from related party                                                        (57,816)                   --
     Other assets                                                                  203,744              (467,891)
     Accounts payable and accrued expenses                                         498,896             1,108,416
     Accrued interest payable                                                      173,918               103,815
     Deferred revenue                                                             (150,790)              216,500
     Other liabilities                                                              (9,500)                   --
   Proceeds from the sale of real estate held for development                      150,000               238,763
   Purchase of real estate held for development                                         --            (2,186,513)
   Purchase of options to acquire real estate                                           --               (63,674)
   Costs associated with development of real estate                             (1,528,785)             (200,703)
   Increase in amounts due from former shareholders of Accent
     Mortgage Services, Inc. under indemnity                                      (248,616)              (63,106)
   Net increase in amounts due to related parties                                1,136,180                53,523
                                                                              ------------           ------------
Net cash used in operating activities                                           (2,417,252)           (2,433,439)
                                                                              ------------           ------------
Cash Flows from Investing Activities:
   Purchase of property and equipment                                              (14,199)              (87,774)
   Proceeds from sale of property and equipment                                         --                 4,779
   Cash acquired in acquisitions                                                        --               248,245
   Costs associated with the acquisition of Lahaina Acquisitions, Inc.                  --              (152,500)
   Costs associated with the acquisition of Accent Mortgage Services, Inc.              --              (172,500)
                                                                              ------------          ------------
Net cash used in investing activities                                              (14,199)             (159,750)
                                                                              ------------          ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of notes payable                                       3,511,878             2,625,000
   Repayment of notes payable                                                     (840,930)              (16,511)
   Proceeds from the exercise of stock options                                      17,500                    --
                                                                              ------------          ------------
Net cash provided by financing activities                                        2,688,448             2,608,489
                                                                              ------------          ------------

Net increase in cash                                                               256,997                15,300
Cash, at beginning of the period                                                    15,300                    --
                                                                              ------------          ------------

Cash, at end of the period                                                    $    272,297          $     15,300
                                                                              ============          ============

          See accompanying notes to consolidated financial statements

                   LAHAINA ACQUISITIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE YEAR ENDED SEPTEMBER 30, 2000 AND THE PERIOD
           FROM JULY 9, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 1999

                                                                                  2000                   1999
                                                                                ----------           ----------

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $  653,018          $     35,091
                                                                                ============        ============

Supplemental disclosure of non-cash transactions:
  Issuance of common stock related to the purchase of Accent Mortgage
    Services, Inc.                                                              $  250,000          $    348,160
                                                                                ============        ============

  Issuance of common stock related to the purchase of Lahaina
    Acquisitions, Inc.                                                          $        --         $    182,409

                                                                                ============         ============

  Issuance of common stock related to the purchase of real estate from the
    Majority shareholder in conjunction with the formation                      $         --        $ (2,000,000)
                                                                                ============        ============

  Issuance of common stock related to the purchase of various options
    to acquire real estate                                                      $         --        $     80,000
                                                                                ============        ============

  Transfer of foreclosed real estate and loans receivable, respectively,
  to satisfy warehouse line of credit                                           $  450,000          $     80,000
                                                                                ============        ============
  Sale of Beachside Commons I, Inc.
     Real estate held for sale                                                  $   (3,650,000)               --
     Notes payable assumed by purchaser                                         $    1,547,894                --
     Notes receivable                                                           $    2,028,057                --
     Other assets and liabilities assumed by purchaser, net                     $      268,978                --

   Sale of lots
     Gross sales price                                                          $   (3,250,000)               --
     Note to related party assumed by purchaser                                 $    1,306,750                --
     Notes payable assumed by purchaser                                         $    1,343,250                --
     Note receivable                                                            $      600,000                --

   Sale of Tennessee property
     Gross sales price                                                          $   (1,150,000)               --
     Notes receivable                                                           $      900,000                --
     Note payable applied to purchase price                                     $      250,000                --

   Purchase of Paradigm
     Goodwill                                                                   $     (537,801)               --
     Property and equipment                                                     $     (155,058)               --
     Issuance of common stock                                                   $      692,859                --

   Other financing transactions

     Warrants issued in lieu of cash for debt issuance costs                    $     (132,443)               --
     Other assets                                                               $      132,443                --

     Issuance of common stock in settlement of related party debt               $       62,519                --


        See accompanying notes to consolidated financial statements

                  LAHAINA ACQUISITIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2000 AND 1999

NOTE A - MERGERS AND ACQUISITIONS

     On August 23, 1999, Lahaina Acquisitions, Inc. ("Lahaina" or the "Company") merged with The Accent Group, Inc. ("Accent"), with such merger being accounted for as a reverse acquisition with Accent being the accounting acquiror in accordance with Staff Accounting Bulletin No. 97 ("SAB 97") as its stockholders received the largest portion of the voting rights in the combined company. For accounting purposes, Accent issued 2,966,343 shares in exchange for the outstanding 2,966,343 shares of Lahaina. Such shares were valued at $1,008,557 ($.34 per share) based upon an independent appraisal of Accent's common stock. Additionally, the Company incurred expenses of $152,500 in conjunction with the transaction for a total consideration of $1,161,057 plus liabilities assumed of $3,347,417. Accent applied the purchase method of accounting to this acquisition and "pushed down" its basis in the acquired assets and liabilities to Lahaina. The assignment of fair values to assets acquired and liabilities assumed for Lahaina is preliminary and subject to revision based on the resolution of certain pre-acquisition contingencies. The purchase price was allocated principally to the real estate held for sale in the amount of $3,650,000, which represents its expected net realizable value at the date of purchase. In addition, an allocation was made to cash and other assets items of $32,326. The remaining amount available for allocation of $826,148 represents the excess purchase price attributable to the public shell company acquired and, therefore, was offset against additional paid-in capital in the course of recording the purchase accounting for Lahaina. Values assigned to the assets and liabilities of Lahaina are as follows:

                  Cash and cash equivalents      $       8,326
                  Real estate held for sale          3,650,000
                  Other assets                          24,000
                  Notes payable                     (2,825,000)
                  Other liabilities                   (522,417)
                                                  -------------
                                                 $     334,909
                                                  =============

     Accent was formed on July 9, 1999 through a series of transactions (the "Formation Transactions") as follows:

o The majority stockholder and his family contributed land and options to acquire land to Accent and Accent assumed $2,700,000 in related notes payable in exchange for 8,525,000 shares of common stock. Due to common ownership and control, the contributed land and options were recorded by Accent at the majority stockholder and his family's cost basis ($700,000). Of the shares issued to the majority stockholder, 1,200,000 shares are contingent upon the majority stockholder delivering options to acquire three family entertainment centers located in Roswell, Georgia; Cocoa Beach, Florida; and Pensacola, Florida (collectively the "Family Facilities"). In the event the majority stockholder fails to make available for acquisition by Accent any one or more of the Family Facilities for a total consideration (including the assumption of all debts) not in excess of $1 million by July 9, 2000, the majority stockholder will forfeit and convey to Accent: (i) 60% of the contingent shares in the event the Roswell facility is not made available for acquisition, (ii) 35% of the contingent shares in the event the Cocoa Beach facility is not made available for acquisition, (iii) 5% of the contingent shares in the event the Pensacola facility is not made available for acquisition. If the majority stockholder makes any one or more of the Family Facilities available for acquisition for a cost in excess of $1 million and fails to contribute to the capital of Accent cash or other consideration equal to the amount of such excess, then the majority stockholder shall forfeit and convey to Accent a fraction of the 1,200,000 shares calculated as the consideration paid in excess of $1 million divided by $1 million. At September 30, 1999, the 1,200,000 shares of common stock were recorded as redeemable common stock as it was redeemable by Accent for conditions outlined above, which were not solely within the control of Accent. As of the date of this report, the majority shareholder has delivered the options to acquire the Family Facilities thereby satisfying the requirement for release of the 1,200,000 common shares.

o Accent acquired Accent Mortgage Services, Inc. ("AMSI") for 3,626,000 shares of its common stock, plus the assumption of certain outstanding debt and other liabilities. The stock was valued at $580,160, or $0.16 per share, based on an independent appraisal of Accent's stock at the date of formation. For the purposes of securing certain of AMSI shareholders' performance under the obligations imposed under the purchase agreement, certain of AMSI shareholders pledged 1,450,000 shares of Accent's common stock. At September 30, 1999 the 1,450,000 shares of common stock was recorded as redeemable common stock and was redeemable by Accent for conditions which were not solely within the control of Accent. If AMSI either (i) during the one year period ending July 9, 2000 fails to produce $500,000 or more of total pre-tax income including an allocation of Accent's overhead or (ii) during the two year period ending July 9, 2001, fails to produce $1.5 million or more of total pre-tax income including an allocation of Accent's overhead, then certain of AMSI shareholders shall forfeit 500,000 of the 1,450,000 shares. In June 2000, the Company deemed the performance criteria had been waived and the shares were therefore released. The 500,000 released shares were subsequently pledged by the AMSI shareholders as collateral on the Company's note receivable related to the sale of Beachside Commons I, Inc. ("Beachside Commons") (Note E). The remaining 950,000 pledged shares are pledged to secure obligations against an indemnity provided to Accent by certain of the AMSI shareholders. These shares will remain pledged until Accent is satisfied that all obligations of certain of the AMSI shareholders have been fully satisfied. At July 9, 1999, the former AMSI shareholders owed Accent $257,423 under the indemnity, which has been recorded as a reduction of the redeemable common stock. In addition, such shareholders assumed from AMSI the obligation to repay certain notes payable to banks in the amount of $247,821; such notes continue to be collateralized by $125,435 of certificates of deposit owned by AMSI. Accent applied the purchase method of accounting to this acquisition and "pushed down" its basis in the acquired assets and liabilities to AMSI. The net purchase price consisted of common stock valued at $580,160 and professional costs associated with the acquisition of $172,500, net of $257,423 due under the indemnity from the former AMSI shareholders. Values assigned to the assets and liabilities of AMSI are as follows:

             Cash                                                $    246,255
             Certificates of deposit                                  125,435
             Loans receivable                                         531,692
             Foreclosed real estate                                   593,960
             Goodwill                                               1,171,651
             Other assets                                              33,666
             Due to related parties and stockholders, net            (135,477)
             Note payable - warehouse line                         (1,132,442)
             Note payable - stage funding line                       (528,891)
             Other liabilities                                       (410,612)
                                                                  ------------
                                                                 $    495,237
                                                                  ============

     The Company revised its  allocation  during the period ended  September
30, 1999 of fair value to assets acquired and liabilities assumed. As a result, the Company recorded a reduction in both goodwill and due to related parties and stockholders of $250,000.

     As a result of the merger, the historical financial statements of the Company for the period prior to August 23,1999 are the consolidated financial statements of Accent from its date of inception, July 9, 1999. The operations of the acquired companies have been included in the Company's financial statements from the date of acquisition.

     In March 2000, the Company completed the acquisition of certain assets of Paradigm Mortgage Associates, Inc. ("Paradigm") for 500,000 shares of common stock of Lahaina. Paradigm had a co-operative branch network of mortgage brokers and the Company offered many of these the opportunity to become co-operative branches with the Company. Paradigm guaranteed that the branch operations moving to the Company from Paradigm would maintain minimum monthly volumes of mortgage loan originations, with 300,000 shares subject to a claw back provision if the minimum volumes are not met. The volume guarantees have not been achieved in any of the months subsequent to the transaction and the claw back provisions begin to apply in October, 2000. The purchase price was based on the 200,000 common shares issued and allocated as shown below:

             Goodwill                                            $    537,801
             Property and equipment                                   155,058
                                                                 ------------
                                                                 $    692,859
                                                                  ============

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     Lahaina Acquisitions, Inc. and subsidiaries is a multi-state provider of mortgage brokerage services to consumers and also operates a multi-state real estate development organization. The Company's operations consist of a mortgage brokerage division ("Accent Mortgage Services, Inc." or "AMSI") and a real estate development division ("Accent Real Estate Group" or "ARG"). AMSI is a residential mortgage broker, providing mortgage brokerage services to consumers through several traditional branch offices located primarily in the Atlanta, Georgia metropolitan area. During the year ended September 30, 2000, AMSI reviewed the productivity of its approximately 200 mortgage brokerage branch operations. As a result of this review it eliminated branches which were not meeting volume expectations and as of the date of this report has reduced its branches to approximately 66 operations. ARG is a multi-state real estate development organization engaged in the acquisition, development and sale of a wide variety of real estate projects.

Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation and Use of Estimates

     The consolidated balance sheet have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ significantly from those estimates.

Revenue Recognition

     AMSI's revenues are primarily derived from fee income from the brokerage of residential mortgage loans, and such revenues are recognized at the time the mortgage loan closes. The Company does not take title to any loans originated by its branch offices, and fees are earned at the time of closing and are non-refundable. ARG owns parcels of land that it intends to develop and sell. Sales of lots are recognized when the required down payments are received, continuing investment and continuing involvement criteria are met, and title is conveyed to the buyer.

     Sales of real estate generally are accounted for under the full accrual method. Under that method, gain is recognized when the collectability of the sales price is reasonably assured and the earnings process is complete. When a sale does not meet the requirements for income recognition, gain is deferred until those requirements are met. Some sales of real estate are accounted for under the cost recovery method. Under that method, the gain on sale is generally deferred until the total payments by the buyer exceed the cost of the property sold. However, a portion of the deferred gain is recognized as income to the extent that the deferred gain exceeds the note receivable from the buyer plus the maximum contingent liability to the Company for other debt on the property.

Restricted Certificates of Deposit

     As an accommodation to the financial institution holding certain indebtedness of the former AMSI shareholders, the Company, as of September 30, 1999, pledged certificates of deposit to secure such indebtedness. The Company was released from any obligations pertaining to the this indebtedness, through an indemnity agreement executed by the former AMSI shareholders. During the year ended September 30, 2000, the former AMSI shareholders defaulted on their obligation to the financial institution and the certificates of deposit in the approximate amount of $126,000 were recovered by the financial institution and the Company increased its receivable from the AMSI shareholders by the same amount.

Financial Instruments

     The provisions of Statement of Accounting Standards ("SFAS") No. 107, Disclosure About Fair Value of Financial Instruments, requires the disclosure of fair value information about both on and off balance sheet financial instruments where it is practicable to estimate such values. At September 30, 1999 for certain instruments that are short-term in nature, such as cash and cash equivalents and due to related parties, carrying values approximate fair value due to the short-term maturities of the instruments. The carrying value of debt approximates fair value because interest rates applicable to the Company's debt approximates market interest rates. At September 30, 2000 management does not believe that it is practicable to determine the fair value of amounts due to related parties and other debt including accrued interest because of the nature of the obligations and the financial condition of the Company.
Mortgage Loans Held for Sale

     Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income(See Note D).

Concentration of Credit Risk

     The Company is subject to concentration of credit risk with respect to the portfolio mortgages receivable as changes in the economic environment might adversely impact the borrowers ability or willingness to repay such mortgages. Additionally, the value of such mortgages can be impacted by fluctuations in interest rates and the credit markets. The concentration related to accounts receivable and collateral are discussed in Note E.

Real Estate Held for Sale

     At September 30, 1999 the Beachside Commons shopping center is classified as held for sale under SFAS 121. When an asset is identified by management as held for sale, the Company discontinues depreciating the asset and estimates the fair value of such asset. If in management's opinion the net realizable fair value of the asset that has been identified as held for sale is less than the net book value of the asset, a reserve for losses is etablished. Fair value is determined based upon current estimated sales proceeds from a pending offer.

Asset Impairment

     The Company has adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Goodwill

     Goodwill represents the excess of cost over the net assets of acquired businesses and is amortized using the straight-line method over ten to fifteen years. Amortization expense on goodwill was $115,410 for the year ended September 30, 2000 and $18,609 for the period from July 9, 1999 (date of inception) to September 30, 1999.

     During the year ended September 30, 2000, the Company recorded $250,000 in goodwill to account for the Company's common shares as additional consideration for the acquisition of Accent Mortgage during the year ended September 30, 1999.

Deferred Revenue

     During the year ended September 30, 1999, at the time that the Company executed an agreement to license a new branch, the new branch agreed to pay a set-up fee to the Company. A portion of the set-up fee was received upon receipt of the executed branch agreement, with the remainder of the set-up fee being paid to the Company as the branch closes mortgage loans. Therefore, the portion of set-up fee revenues not received at the time the branch agreement was executed was deferred until it was paid by the branch to the Company through its loan closings. During the year ended September 30, 2000, the practice of charging a set-up fee was discontinued.

Loss Per Common Share

     Basic loss per common share is computed based on net loss divided by the weighted average number of common shares outstanding. Diluted loss per common share is computed based on net loss divided by the weighted average number of common and potential common shares. Common share equivalents include those related to stock options, convertible notes, and warrants; however, such common share equivalents are antidilutive and therefore are excluded for purposes of calculating dilutive loss per common share.

Stock Option Plan

     The Company accounts for its stock option and employee stock purchase plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" ("APB 25"). In accordance with APB 25, because the exercise price of the Company's stock options equals the market value of the underlying stock on the date of the grant, no compensation expense has been recognized. The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Note H to the consolidated financial statements contains a summary of the pro forma effects to reported net loss and net loss per share for the year ended September 30, 2000 and the period from July 9, 1999 (date of inception) to September 30, 1999 as if the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123.

Income Taxes

     The Company has adopted the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than proposed changes in the tax law or rates.
New Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will require that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet. In June 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", which deferred the implementation of SFAS No. 133. SFAS No. 133 will be effective for the Company's first quarter of fiscal 2001. The company does not believe the statement will affect its financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting bulletin No. 101 ("SAB 101"). SAB 101 provides clarification in applying generally accepted accounting principles to revenue recognition in financial statements. Management does not anticipate that the implementation of SAB 101 will have a material effect on the Company's financial statements.

NOTE C - RELATED PARTIES TRANSACTIONS AND SUBSEQUENT EVENTS

     Several related entities and individuals have been parties to transactions with the Company during the course of the year. L. Scott Demerau, Chairman and CEO of the Company, Betty Sullivan, COO of the Company, LJ Entertainment LLC, Kingdom Generals LLC, Judy Demerau, (the mother of L. Scott Demerau and a principal in LJ Entertainment and Kingdom Generals, LLC) and Accent Associates LLC, owned by Charles Demerau, the brother of L. Scott Demerau, provided short term funding for the Company. Advances by the parties are interest bearing at rates from 8.25% to 9.00%. At September 30, 2000, the balances owed are as follows:
                L. Scott Demerau                $7,382
                Betty Sullivan                   4,371
                LJ Entertainment LLC            71,720
                Kingdom Generals LLC            39,307
                Judy Demerau                    86,476
                Accent Associates LLC        2,032,411
                Steve Cunningham                 8,602
                Osprey Investments               5,000

     In December 1999, Accent Associates LLC acquired two convertible notes held by an unrelated party. At September 30, 2000, the outstanding balances on these convertible notes totaled $958,600. The notes bear interest at rates from 8.25% to 9%.

     During fiscal 2000, Accent Associates transferred shares of Lahaina common stock it owned to an employee of the Company in payment of Company obligations. The transaction had a value of $10,781 based on the market price of the stock at the date of transfer.

     In September 2000, Kingdom Generals LLC purchased two lots in Swiss Air Estates from the Company for total consideration of $800,000, which represented the fair market value of the lots. The transaction involved no seller financing and no continuing interest or obligation of the seller.

     On December 29, 2000, the Company acquired the personal residence of L. Scott Demerau, Chairman and CEO for approximately $8,000,000. The price paid for the property was based upon an independent appraisal. The Board of Directors, including four (4) outside Directors, unanimously approved the transaction. Mr. Demerau abstained from the vote. Payment consisted of the assumption of a $2,500,000 first mortgage on the property, the issuance of $1,650,000 of preferred stock to Mr. Demerau, the transfer of the Beachside note receivable at an assigned value of $2,450,000 to Mr. Demerau, the cancellation of $1,000,000 of notes receivable for the exercise of 700,000 stock options held by Mr. Demerau, Betty Sullivan, Judy Demerau, and a promissory note to Mr. Demerau in the amount of $385,000. This transaction was reported by the Company in its Form 8-K filed on January 5, 2001.

     During fiscal 2000, the Company granted options to related parties to purchase 1,650,000 shares of the Company's common stock at prices ranging from $1.20 to $1.42 per share. These options expire in June 2005.

     During fiscal 1999, the Company granted options to related parties to purchase 150,000 shares of the Company's common stock at a price of $.35 per share. These options were exercised during fiscal 2000.

NOTE D - MORTGAGE LOANS HELD FOR SALE - NET

     Mortgage loans held for sale at September 30, 2000 and 1999 consist of a pool of non-performing loans in the amount of $845,941 that were purchased by AMSI in July and August 1998 from SGE Mortgage Funding Corporation and related parties ("SGE"). Many of these loans that were acquired were also sold by SGE to other institutions, thereby putting the ownership of the loans in question.
Management believes that the collection of these amounts is unlikely and therefore a valuation allowance of $843,869 and $839,973 at September 30, 2000 and 1999, respectively, representing AMSI's investment, was recorded against these loans. The Company has also discontinued accrual of interest on these loans. A summary of activity in the valuation reserve for the period from July 9, 1999 (date of inception) to September 30, 2000 is as follows:

   Balance at July 9, 1999 (date of inception)               $        --
   Reserve acquired in conjunction with purchase of Accent
      Mortgage Services, Inc.                                    845,591
   Recoveries                                                     (1,722)
                                                             -----------
   Balance at September 30, 1999                             $   843,869
   Recoveries                                                     (3,896)
                                                             -----------
   Balance at September 30, 2000                             $   839,973
                                                             ===========

NOTE E - NOTES RECEIVABLE

     Notes receivable as of September 30, 2000 consisted of an amount of $1,553,938 due from the purchaser of Beachside Commons. The face value of the note is $3,000,000 plus related accrued interest of $90,000. At September 30, 2000, the note has been discounted by $1,536,062 to reflect the value of the collateral for the note which consists of 675,000 shares of the Company's common stock which are owned by the purchaser and 500,000 shares of the Company's common stock pledged by a former AMSI shareholder. The 1,175,000 shares are the only collateral securing the note.

     A note receivable in the amount of $900,000 is due from the purchaser of certain undeveloped property located in Tennessee, which was sold in 2000. The property sold for $1,150,000, with a $250,000 down payment consisting of existing notes payable forgiven by the note holders being paid in cash. The note is collateralized by 325,000 shares of the Company's common stock pledged by the purchaser. The promissory note calls for monthly interest only payments through June 30, 2000 and thereafter monthly principal and interest payments of $38,000 through September 30, 2002. As of September 30, 2000, the note holder had not made any principal or interest payments and the note was in default. Based on the uncertainty of the collectability of the promissory note because the down payment by the buyer was less than the Company's basis in the land, the gain on the sale of $890,781 which had been recognized in the Company's first quarter ended December 31, 1999, has now been deferred and is netted with the related note receivable.

Reconciliation of notes receivable at September 30, 2000

                                       Note             Deferred       Valuation      Notes Rec-
                                   Receivable            Gain         Allowance       eivable,Net
                                  -------------     -------------    -------------    -------------

Beachside Commons                 $   3,090,000     $          --    $   1,536,062    $   1,553,938

Tennessee property                      900,000           890,781               --            9,219

Swiss Air                               600,000           600,000               --               --
                                  -------------     -------------    -------------    -------------
Totals                            $   4,590,000     $   1,490,781    $   1,536,062    $   1,563,157
                                  =============     =============    =============    =============

NOTE F - REAL ESTATE HELD FOR DEVELOPMENT

     Real estate held for development at September 30, 2000 and 1999 consists of the following:

                                                      2000           1999
                                                  ----------      ----------
         Land held for development                $2,282,545      $3,016,660
         Cost to develop land                        856,593         200,703
                                                  ----------      ----------
                                                  $3,139,138      $3,217,363
                                                  ==========      ==========

Income related to sale of real estate held for development

                                                                                          Cost of
                                      Sales            Deferred           Net              Real
                                      Price            Revenue          Revenue         Estate Sold
                                  -------------     -------------    -------------     -------------

Tennessee property                $   1,150,000     $     890,781    $     259,219     $     259,219

Swiss Air                             3,400,000           600,000        2,800,000           975,481
                                  -------------     -------------    -------------     -------------
Totals                            $   4,550,000     $   1,490,781    $   3,059,219     $   1,234,700
                                  =============     =============    =============     =============

NOTE G - OPTIONS TO ACQUIRE REAL ESTATE AND OTHER SUBSEQUENT EVENTS

     In the period ended September 30, 1999, the Company acquired an option to purchase certain real estate located in Tennessee for 100,000 shares of its common stock. The Company recorded the option at $16,000 or $0.16 per share based on an independent appraisal of the fair value of the Company's stock at the date of formation. The Company purchased the Tennessee real estate in August 1999 for $240,000 paying $40,000 in cash and a note for $200,000 payable in five annual installments of $40,000 beginning August 2000. The Company defaulted on the August 2000 note payment and in January 2001 there was an attempt by the seller to foreclose on the property. The Company was successful in staying the foreclosure action and is negotiating with the seller to change the terms of the note.

     This property was subsequently sold on December 30, 1999, to a third party for consideration totaling $1,150,000. The consideration consisted of $200,000 in existing notes payable forgiven by the holders and a a promissory note made payable to the Company in the amount of $900,000. The note is secured by a second lien position on the property being developed (releases of which are subject to cash payments of principal), a guaranty made by a third party related to the issuer of the note, as well as by a pledge of 225,000 shares of Lahaina common stock. The promissory note calls for monthly interest only payments through June 30, 2000, and thereafter monthly principal and interest payments of $38,000 through September 30, 2002. As of September 30, 2000, the note holder had not made any principal or interest payments and the note is in default. Based on the uncertainty of the collectability of the promissory note and that the down payment by the buyer was less than the Company's basis in the land, the gain on the sale of $890,781 which had been recognized in the Company's first quarter ended December 31, 1999, has now been deferred.

     In July 1999, the Company acquired an option to purchase certain real estate located in Georgia for 400,000 shares of its common stock. The Company recorded the option at $64,000, or $0.16 per share, based on an independent appraisal of the fair value of the Company's stock at the date of formation. As of September 30, 1999, the Company had exercised this option and recorded its value as part of the basis in the real estate acquired.

     The Company has made cash payments totaling approximately $440,000 associated with an option to acquire a parcel of land located in Cumming, Georgia. Such payments include payment of interest on existing indebtedness associated with the parcel of land, fees to renew the option and architect and engineering costs relating to a potential project including the land. Prior to September 30, 2000, the Company's option to purchase the land expired. Accordingly the $440,000 was expensed. Subsequent to September 30, 2000, the Company re-established its option rights.

     The options to acquire real estate do not contain any features other than those providing the Company the ability to acquire the specific real estate for a negotiated price. The Company has accounted for the options at cost.


NOTE H - PROPERTY AND EQUIPMENT

     Property and equipment at September 30, 2000 and 1999 consists of the following:
                                                   2000             1999
                                                 ---------        ---------
     Furniture and fixtures                      $ 45,820         $ 45,140
     Computers and equipment                       61,420           49,294
                                                 ---------         --------
     Property and equipment, at cost              155,058           94,434
     Less accumulated depreciation                 60,480            7,333
                                                ----------        ---------
     Property and equipment, net                $ 201,818         $ 87,101
                                                ==========        =========

     Depreciation expense for property and equipment was $53,377 for the year ended September 30, 2000 and $7,333 for the period from July 9, 1999 (date of inception) to September 30, 1999.

NOTE I - NOTES PAYABLE

     The Company has the following notes payable at September 30, 2000 and 1999:

                                                                         2000                 1999
                                                                      ----------           ----------
Real estate indebtedness:

Note payable secured by certain parcels of land held for
development, due September 1, 2002.  Interest only is payable
monthly at a rate of 9.5%.                                            $2,760,723           $2,085,595

Note payable secured by first mortgage on Beachside Commons, due
December 1, 2001.  Interest only is payable monthly at a
rate of 13%.                                                                  --            1,547,894

Note payable secured by certain parcels of land held for
development, due March 23, 2000.  Interest only is payable
quarterly at a rate of 8.25%.                                                 --              992,500

Note payable secured by certain parcels of land held for
development, due March 20, 2002.  Interest only is payable
quarterly at a rate of 8.25%.                                                 --              456,443

Note payable secured by certain parcels of land held for
development, due June 1, 2000.  Interest only is payable
quarterly at a rate of 8.25%.                                                 --              400,000

Note payable secured by certain parcels of land held for
development, due March 1, 2000.  Interest only is payable
quarterly at a rate equal to prime plus 75 basis points (9% at
September 30, 1999).                                                          --              255,000

Note payable secured by certain parcels of land held for
development, due June 7, 2000.  Note is non-interest bearing.            550,000

Note payable secured by first deed of trust on land sold in
Tennessee. Annual payments of $40,000 including interest, are due beginning August 10, 2000 through August 2005. Interest is
payable at a rate of 8.25%.                                              200,000              200,000
                                                                    ------------         ------------
Total real estate indebtedness                                         3,510,723            5,937,432
                                                                    ------------         ------------
General corporate indebtedness:

9% Convertible Note, secured by a second mortgage on certain parcels of real estate, due January 31, 2001.  Interest only payable
in quarterly arrears.                                                         --              775,000

9% Convertible Note, secured by a second mortgage on certain parcels of real estate, due August 18, 2001.  Interest only payable
in quarterly arrears.                                                         --              500,000

Various unsecured notes payable, with interest rates at 9% and
10%, due from January 31, 2000 to March 14, 2000.                             --              525,000

8% Note payable due September 25, 2000. Company may elect to pay the note, plus accrued interest, with stock or cash. If the note is not paid on or before date, the Holder may require conversion.
The note is secured by shares of the Company's common stock equal
to the number of shares issuable upon conversion.                        525,000                   --

8% Note payable due October 25, 2000. Company may elect to pay the note, plus accrued interest, with stock or cash. If the
note is not paid on or before date, the Holder may require
conversion. The note is secured by shares of The Company's common
stock equal to the number of shares issuable upon conversion.            500,000                   --

8% Note payable due December 26, 2000. Company may elect to
pay the note, plus accrued interest, with stock or cash. If
the note is not paid on or before date, the Holder may require conversion. The note is secured by shares of The Company's common
stock equal to the number of shares issuable upon conversion.            475,000                   --


Note payable secured by certain parcels of real estate, due
April 8, 2000 . Interest only is payable monthly at a rate of 15%.       161,750                   --

Note payable secured by certain parcels of real estate, due
December 2, 2000 . Interest only is payable monthly at a rate of 15%.    350,000                   --


Insurance premium note. Interest at  11.5%, with monthly
payments of $14,950, through Januay 2001.                                                      58,780
                                                                    ------------         ------------
Total general corporate indebtedness                                   2,070,530            1,800,000
                                                                    ------------         ------------
     Total notes payable                                              $5,581,253           $7,737,432
                                                                    ============         ============
Due to related parties and stockholders:

Note payable to related party secured by certain parcels of land for development, due July 1, 2000.  Interest only is payable
quarterly at a rate of 8.25%.                                        $    39,307          $   596,057

Unsecured note payable to the majority shareholder, with no
stated interest rate, due on demand.  Interest is accrued at
10.25% per annum.                                                          7,382               15,000

9% Convertible Note, secured by a second mortgage on certain parcels of real estate, due January 31, 2001. Interest only
payable quarterly in arrears.                                            459,586                   --

9% Convertible Note, secured by a second mortgage on certain parcels of real estate, due August 18, 2001. Interest only
payable quarterly in arrears.                                            500,000                   --

Unsecured note payable to a related party, due December 31,
2000. Interest only payable at maturity at a rate of 9% per annum.     1,072,825                   --

Unsecured note payable to a related party, with no stated
interest rate, due on demand. Interest is accrued at 8.25% per annum.     71,720                   --

Unsecured note payable to a related party, with no stated
interest rate, due on demand. Interest is accrued at 8.25% per annum.      4,371                   --

Unsecured note payable to a related party, with no stated
interest rate, due on demand. Interest is accrued at 8.25% per annum.     86,476                   --

Unsecured note payable to a related party, with no stated
interest rate, due on demand. Interest is accrued at 8.25% per annum.      8,602                   --

Unsecured note payable to a related party, with no stated
interest rate, due on demand. Interest is accrued at 8.25% per annum.      5,000                   --
                                                                    ------------          ------------
     Total due to related parties and stockholders                   $ 2,255,269           $   611,057
                                                                    ============          ============

     Scheduled maturities of the Company's notes payable and amounts due to related parties and stockholders at September 30, 2000 are as follows:

         Year Ending September 30,
         ------------------------
                    2001                                     $4,915,799
                    2002                                      2,800,723
                    2003                                         40,000
                    2004                                         40,000
                    2005                                         40,000
                                                            -----------
                    Total                                    $7,836,522
                                                            ===========

Conversion Provisions on the Convertible Notes

     The terms of the 8% convertible notes issued by the Company for general corporate indebtedness state that the notes may be converted by the holder at any time, and contain certain other conversion provisions. The conversion price of these notes is equal to 110% of the average closing bid price for the five
(5) trading days immediately prior to the original issuance of the note. Conversion prices for the $525,000, $500,000 and $475,000 notes are $2.75, $3.77 and $2.03, respectively. Conversion would therefore result in issuance of 190,909, 132,626 and 233,990 common shares, respectively.

     The terms of the convertible notes issued by the Company to related parties and stockholders state that the notes may be converted by the holder at any time, and contain certain other conversion provisions. The $459,586 convertible note is convertible into common stock of the Company at a conversion prices ranging from $0.875 to $0.940 per share (or approximately 855,714 shares). The $500,000 convertible note is convertible into common stock of the Company at a conversion price of $3.50 per share (or approximately 142,857 shares).

     At September 30, 1999 the Company was not in compliance with certain provisions of the convertible notes and their related agreements, and as result the notes are callable by the holder. The events of default are failure to maintain an effective registration statement for the conversion shares on Form S-1 because of the aging of the financial information included therein, and failure to pay interest on the notes in either cash or common shares in a timely fashio. The holder of the notes has provided an extended cure period with respect to certain events of default. There is no caash flow impact with respect to curing the events of default as the cure can be achieved by issuing and delivering shares of the Company's common stock. The Company recorded expenses associated with potential liquidated damages of $81,500 during the period. At September 30, 1999 the Comapny has provided reserves totaling $200,783 for the potential liquidated damages that might result from it not being in compliance with those provisions. Such potential liquidated damages may be satisfied through issuance and delivery of common stock of the Company.

Warehouse Line of Credit

     At September  30, 2000 and 1999,  the Company had $642,442 and  $1,132,442,
respectively, outstanding under a $2,000,000 warehouse line of credit. The warehouse line of credit had previously been used to fund mortgage loans that ultimately would be sold to third parties. The warehouse line of credit is secured by the underlying mortgages originated using proceeds from draws on the warehouse line. The warehouse line was suspended as of July 9, 1999 due to violation of certain debt covenants and failure to repurchase or otherwise remove aged loans pursuant to the line of credit agreement. The lender has agreed to accept certain foreclosed properties in partial satisfaction of the line of credit. The lender has also agreed to allow the Company to make interest only payments on the remaining principal amount while the underlying loans are in receivership (see Note K).

 NOTE J - STOCK OPTIONS

     The Company has adopted the 1999 Stock Option Plan of Accent which is open to participation of all directors, employees and key consultants to the Company or any subsidiary or affiliate of the Company. Under the terms of the plan, not more than 4,200,000 shares of the Company are available to be optioned and not more than 500,000 shares of the Company may be subject to options granted to any one individual in the aggregate in any one fiscal year of the Company. Options are granted at not less than the fair market value of the underlying stock at the date of grant and generally vest ratably over periods specified in each individual option grant. Such options expire five years from the date of grant. Compensation expense will be recorded for grants to non-employees and consultants in accordance with SFAS No. 123. Employee stock options will be accounted for under APB 25 using the intrinsic value method. No compensation expense was recorded for the employee options issued during fiscal year 2000 or the period of July 9, 1999 (date of inception ) to September 30, 1999.

     A summary of the Company's stock option activity and related information for the year ended September 30, 2000 and the period of July 9, 1999 (date of inception) to September 30, 1999 follows:

                                                                                 Weighted
                                                                                 Average
                                                                Number of        Exercise
                                                                 Options           Price
                                                                ---------       ----------

       Balance at July 9, 1999 (date of inception)                  -          $     -
            Granted                                              400,000            0.35
            Exercised                                               -                -
            Canceled                                                -                -
                                                                ---------
       Balance at September 30, 1999                             400,000            0.35

            Granted                                            2,170,000            1.46
            Exercised                                         (1,062,500)           1.12
            Canceled                                            (100,000)           0.35
                                                                ---------
       Balance at September 30, 2000                           1,407,500            1.48

       Exercisable at September 30, 1999                         300,000            0.35

       Exercisable at September 30, 2000                         275,458            1.46

       Shares available for grant at September 30, 1999        1,600,000

       Shares available for grant at September 30, 2000        2,837,500

     The following table summarizes information about the Company's stock options outstanding and exercisable by price range at September 30, 2000:

        Options Outstanding                      Options Exercisable
   -----------------------------            -----------------------------
                    Weighted-
       Number        Average                              Number
    Outstanding     Remaining           Exercise      Oustanding      Exercise
    at 9/30/00    Contractual Life        Price       at 9/30/00        Price
    -----------   ----------------      --------      ----------      --------
        68,000        4.63 years          $2.50           17,000        $2.50
     1,237,500        4.70 years          $1.42          203,125        $1.42
        50,000        4.81 years          $1.94            5,000        $1.94
        50,000        4.82 years          $1.20           50,000        $1.20

         2,000        4.76 years          $1.87              333        $1.87
    -----------                                       ----------
     1,407,500                                           275,458
    ===========                                       ==========

     At September 30, 1999, there were 400,000 options outstanding at an exercise price of $.35 per share and a remaining contractual life of 4.7 years. Of these options outstanding, 300,000 were vested and had a remaining contractual life of 4.77 years.

Pro Forma Information

     Pro forma disclosure information regarding net loss and loss per common share is required by Statement 123, and has been determined as if the Company had accounted for its stock options and the Stock Purchase Plan under the fair value method of that Statement.

For purposes of pro forma disclosures only, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value for all options was estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

         Expected volatility                            49.0%
         Risk-free interest rate                         6.4%
         Expected life of options                     5 years
         Expected dividend yield                         0.0%

     The weighted-average fair value per share of options granted during the year ended September 30, 2000 and the period from July 9, 1999 (date of inception) to September 30, 1999 was $0.05 and $0.16 per share, respectively.
                                                2000                1999
                                              --------            --------
    Net loss
        As reported                          $(1,987,257)        $(1,155,305)
        Pro forma                             (2,094,785)         (1,217,817)

    Basic and diluted loss per common share
        As reported                          $     (0.12)        $     (0.08)
        Pro forma                                  (0.12)              (0.08)


NOTE K - COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

Leases

     The Company leases office space under an operating lease agreement. Future minimum lease payments on this noncancelable operating lease as of September 30, 2000 are as follows:

         Year Ending September 30,
                    2001                                     $  162,820
                    2002                                        167,691
                    2003                                        172,668
                    2004                                        162,669
                                                             ----------
                                                             $  665,848
                                                             ==========

     This lease provides for payment of certain expenses by the Company. Rental expense charged to operations was $157,069 and $18,600 for the year ended September 30, 2000 and for the period from July 9, 1999 (date of inception) to September 30, 1999, respectively.

Legal Proceedings

     In July and August 1998, AMSI acquired from SGE and related entities notes secured primarily by first security interests in residences. The selling entity, SGE, has been placed in receivership by Order of the Superior Court of Tift County, Georgia. The receiver is charged with the responsibility of settling competing claims, if any, to loans made and sold by SGE. Many of the loans acquired by the Company from SGE were later sold to Matrix Bank for a total purchase price of $623,032. Matrix Bank contends that some of the loans are subject to competing claims or are non-performing assets, and has demanded that the Company reacquire these loans.

     The Company has negotiated a settlement with Matrix Bank in the amount of $55,000. Any losses would be subject to indemnification from the former AMSI shareholders.

     On February 17, 2000, the holder of convertible notes of the Company aggregating $1,250,000 sold the notes to Accent Associates, LLC, a related party of the Company in exchange for new debt. In an action filed January 10, 2001 in the Superior Court of Fulton County, Georgia, the holder asserted that $750,000 of this convertible note is in default. The holder is demanding of the Company payment of $1,327,347 for principal and accrued interest related to the $750,000 convertible note based on a formula of conversion which the Company is in disagreement.

     In addition, the holder has brought an action against the Company for payment of $550,000 under the terms of a convertible note executed by the Company on January 7, 2000 which the holder claims is in default. This $550,000 note was secured by a first priority deed to secure debt on Lot 4 of the Swiss Air Estates and a second priority deed to secure debt on Lot 8 of Swiss Air Estates. The Company has made an offer to the holder to transfer Lot #4 to the holder and pay $250,000 in full satisfaction of the note. As of the date of this report, the holder has not accepted the offer.

     The Company is a party in an action filed by an individual with whom there was an agreement involving certain financing activities. The complaint involves claims of breach of contract and breach of fiduciary duty. The amount of damages has not been specified. The Company does not believe the outcome will have a material adverse impact on the operating results of the Company.

     The Company is engaged from time to time in various other litigation matters in the ordinary course of business including disputes with vendors concerning past due accounts payable. The Company will vigorously defend its positions and believes the outcome of any litigation will not have a material adverse effect on the Company.

NOTE L - SEGMENT INFORMATION

     Prior to October 1, 2000,  the Company  operated in two business  segments:
Mortgage Brokerage and Real Estate Development. With the acquisition of United Mortgage in October 2000 (See Note R), the Company has added mortgage banking to its services. A further description of each business segment, at September 30, 2000 and 1999, along with the corporate services area follows:

     Mortgage   Brokerage  -  provides  mortgage  brokerage origination
services to consumers through several traditional branch offices located primarily in the Atlanta, Georgia metropolitan area.

     Real Estate Development - this segment is a multi-state real estate development organization engaged in the acquisition, development and sale of a wide variety of real estate projects.

     Corporate - services include human resources, legal, accounting and various other of the Company's unallocated overhead charges.

     The accounting policies of the segments are the same as those described in Note B, "Summary of Significant Accounting Policies." The Company evaluates performance based on revenues and operating income (loss) of the respective segments. There are no intersegment revenues.

     The following sets forth certain financial information attributable to the Company's business segments as of September 30, 2000:

                                     Mortgage        Real Estate
                                    Brokerage        Development       Corporate          Total
                                  -------------     -------------    -------------    -------------

Revenues                          $   9,009,017     $  3,059,219 (1) $         --     $  12,068,236

Operating profit (loss)           $  (1,518,687)    $    926,966     $ (2,125,232)    $  (2,716,953)

Depreciation and amortization     $     144,151     $         --     $     24,636     $     168,787

Identifiable assets               $   3,496,348     $  2,262,572     $  1,724,830     $   7,483,750

Capital expenditures                      -                 -        $     14,199     $      14,199

        (1) Includes $2,800,000 in sales to Bethel Homes LLC.

     The following sets forth certain financial information attributable to the Company's business segments as of September 30, 1999 and for the period from the date of inception (July 9, 1999) to September 30, 1999:

                                      Mortgage        Real Estate
                                     Brokerage        Development      Corporate         Total
                                  -------------     -------------    -------------    -------------
Revenues                          $    837,803     $    238,763      $         --     $  1,076,566

Operating loss                    $   (338,812)    $    (22,385)     $   (519,246)    $   (880,443)

Depreciation and amortization     $     21,872     $         --      $      4,876     $     26,748

Identifiable assets               $  5,588,963     $  3,223,697      $    392,766     $  9,205,426

Capital expenditures              $         --     $         --      $     87,774     $     87,774

NOTE M - STOCKHOLDERS' EQUITY DEFICIT

Preferred Stock, Common Stock, Rights and Warrants

     Associated with the 8% convertible notes issued by the Company during the year ended September 30, 2000, warrants were issued to the note holder to purchase the Company's common stock at any time up to three years from the date of original issuance of the respective note. The warrant price is equal to 110% of the average closing bid price of the Company's common shares for the five (5) trading days immediately prior to the original issuance of the note. Warrant prices for the $525,000, $500,000 and $475,000 notes are $2.75, $3.77 and $2.03, respectively. Exercise of the warrants would result in issuance of, 52,500, 50,000 and 47,500 common shares, respectively. At September 30, 2000, warrants to acquire a total of 150,000 shares of the Company's common stock were outstanding. The weighted average exercise price relating to these 150,000 warrants is approximately $2.86 per share.

     A summary of the Company's stock warrant activity and related information for the year ended September 30, 2000 and the period from July 9, 1999 (date of inception) to September 30, 1999 is as follows:

                                                                Number of
                                                                 Warrants
                                                                ---------

       Balance at July 9, 1999 (date of inception)                  -
            Assumed in connection with the aquisition            250,000
            of Lahaina Acquisitions, Inc.
            Exercised                                                -
            Cancelled                                                -
                                                               ---------
       Balance at September 30, 1999                             250,000

            Granted                                              150,000
            Exercised                                               -
            Cancelled
                                                               ---------
       Balance at September 30, 2000                             400,000
                                                               =========

     In  July  1999,  Accent  issued  600,000  shares  of  common  stock  to two consulting firms that aided Accent in structuring the formation of Accent. Accent has recorded the issuance of the shares as consulting expense at $.016 per share. If on or before July 1, 2001 either (i) the common stock of Accent is not being traded in a public market at a price-to-projected earnings (as determined by the Board of Directors) multiple of at least 15 or (ii) Accent has not received capital contributions or financings in connection with the new capital stock issuances and sales totaling more than $7.5 million ($1,015,000 being procured by the consulting firms), then the consulting firms will forfeit and convey to Accent all of its stock. The common stock has been recorded as redeemable common stock as it is redeemable by Accent for conditions which are not solely within the control of Accent.

NOTE N - EMPLOYEE BENEFIT PLANS

     The Company utilizes a third-party Professional Employer Organization (or "PEO") to provide certain employee benefits plans to its employees. Benefits available to employees include medical, dental, life insurance coverage and participation in a 401(k) retirement plan. The Company, at its discretion, will match employees contributions to the 401(k) plan up to specified levels. For the period ended September 30, 2000 and for the period from July 1999 (date of inception ) to September 30, 1999, no contributions were made by the Company to the plan.

NOTE O - INCOME TAXES

     The Company files a consolidated income tax return with its subsidiaries. During the period, the Company did not record a provision for income taxes as it was in a net loss position and a full valuation allowance was recorded against the related net operating losses.

     Temporary differences that give rise to the deferred tax asset at September 30, 1999 consist primarily of net operating loss carryforwards ($855,532) and the allowance for loan losses ($329,109). Deferred tax assets at September 30, 1999 of $1,385,642 are offset by a valuation allowance as the Company has not demonstrated the sustained profitability necessary to record such asset.

     At September 30, 2000, the effective tax rate varies from the maximum federal statutory rate as a result of the following items:
                                                             2000
                                                            ------
         Tax benefit computed at the maximum
         federal statutory rate                             (34.0%)
         Effect of valuation allowance on
         deferred tax assets                                 34.0%
                                                           -------
                                                                0%
                                                           =======

     Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of tax carryforwards.

     The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:

                                                   2000
                                                ----------
        Deferred tax assets                     2,200,000
        Less: valuation allowance              (2,200,000)
                                                ----------
        Net deferred tax assets                 $      --
                                                ==========

     For financial statement purposes, no tax benefit has been reported in 2000 and 1999 as the Company has experienced losses and the realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established for the full amount of the tax asset.

     The net change in the deferred tax valuation allowance was an increase of approximately $814,000 for the year ended September 30, 2000.

     Income tax returns for the year ended September 30, 1999 have not been filed.

NOTE P - LOSS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted loss per common share:

                                                               2000             1999

     Numerator:
           Net loss                                          $ (1,987,257) $ (1,155,305)

     Denominator:
           Denominator for basic loss per share-weighted
           average shares (including outstanding shares of
           redeemable common stock)                             16,948,031   14,592,917


                                                                 2000            1999
     Effect on dilutive  securities:
           Employee  stock  options
           Stock  purchase warrants

              Denominator for diluted loss per share
               adjusted weighted                                16,948,031      14,592,917

         Net loss per share - basic and diluted                $     (0.12) $        (0.08)

The Company had 1,419,000 and 400,000 stock options and 150,000 and 250,000
stock   purchase   warrants   outstanding   at  September  30,  2000  and  1999,
respectively.   The  effect  of  these   common  stock   equivalents   would  be
anti-dilutive.

NOTE Q - PRIOR PERIOD ADJUSTMENTS

     An error resulting in the understatement of previously reported real estate held for development and a related note payable in the amount of $200,000 has been corrected this year. The September 30, 1999 financial statements have been restated to correct this error. There was no effect on previously reported loss before income taxes and net loss for the year ended September 30, 1999 as a result of this change.

NOTE R - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

     Signifcant adjustments made in the fourth quarter for fiscal 2000 are as follows:
        Defer gain on sale of Tennessee property              $  891,000
        Defer gain on sale of Swiss Air lot                      600,000
        Write down note receivable on Beachside Commons sale     598,000
        Expense costs due to expiration of purchase option       440,000
                                                              ----------
                                                              $2,529,000
                                                              ==========
NOTE S - SUBSEQUENT EVENTS

Acquisition and Purchase of Real Estate

     On December 29, 2000 the Company acquired the personal residence of L. Scott Demerau, Chairman, and CEO and President for approximately $8,000,000. The price paid for the property was based upon an independent appraisal. The Board of Directors, including four (4) outside Directors, unanimously approved the transaction. Mr. Demerau abstained from the vote. Payment consisted of the assumption of a $2,500,000 first mortgage on the property, the issuance of $1,650,000 of preferred stock to Mr. Demerau, the transfer of the Beachside Commons note receivable at a stated value of $2,450,000 to Mr. Demerau, the cancellation of $1,000,000 notes receivable for the exercise of 700,000 stock options by Mr. Demerau, Betty Sullivan and Judy Demerau and a promissory note to Mr. Demerau in the amount of $385,000. This transaction was reported by the Company in its Form 8-K filed on January 5, 2001.

Cross Keys Capital

     Lahaina acquired Cross Keys Capital, LP of Hershey, Pennsylvania on October 24, 2000. The acquisition marked the entry into the traditional construction financing arena. This is in contrast to the existing brokerage mortgage operation. A key element to the transaction is access to Cross Key's $20 million warehouse line for construction financing. All originators will now have the opportunity to market construction financing for residential property.

United Capital Mortgage Corporation

     Effective October 1, 2000 the Company purchased United Capital Mortgage Corporation ("United Mortgage"), a 13-year old mortgage operation. United Mortgage, based in Denver, Colorado, has mortgage operations in New York, Colorado, Nevada, and Florida.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers and Directors of the Company.



DIRECTORS AND OFFICERS  AGE    POSITION


L. Scott Demerau        40    Chief Executive Officer, President and Director
Robert S. Vail          54     Executive Vice President - Finance
Betty M. Sullivan       50     Executive Vice President - Administration,
                                 Secretary and Director
Bart Siegel             52     Director
Robert E. Altenbach     54     Director
Anthony Mesiti          58     Director
John P. Cappadona       54     Director

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

     Robert E. Altenbach was elected as a director of the Company effective April 4, 2000. Mr. Altenbach is a partner in the Atlanta office of the law firm Kutak Rock. Mr. Altenbach's law practice is primarily in the areas of corporate, finance and securities, having represented a number of public and private service and investment firms in financings, work-outs and restructurings and underwriters that concentrate on private placements and initial public offerings. Mr. Altenbach has practiced law in Atlanta since 1972 after receiving undergraduate and law degrees from the University of Tennessee.

     Anthony Mesiti was elected as a director of the Company effective September 21, 2000. Mr. Mesiti is the Chairman and Chief Executive Officer of Mesiti Development Corporation, a large New England homebuilder and is an investor in New England real estate (upscale shopping centers and apartment complexes). Mr. Mesiti founded NCS Corporation in 1971 and guided its growth to $140 million in revenue by 1994. Under his leadership, NCS became the largest U.S. asbestos abatement company.

     John P. Cappadona was elected as a director of the Company November 28, 2000. Mr. Cappadona is a Partner in Angel Investors, LLC, a Lexington, MA investment advisor for private clients. Mr. Cappadona founded Quality Paper Corporation in 1979 and as its President and CEO built it into a successful company with 70 employees when he sold the company in 1990. Mr. Cappadona spent three years as a Director of American Benefits Plus with Pat Robertson.

ITEM 11. EXECUTIVE COMPENSATION

     The following tables set forth certain information concerning compensation for the Company's named executive officers for the year ended September 30, 2000 and the period from July 9, 1999 (date of inception) to September 30, 1999:


                                                      SUMMARY COMPENSATION TABLE

                                                          ANNUAL COMPENSATION            LONG TERM COMPENSATION
                                                    ----------------------------    --------------------------------
                                                    SALARY         OTHER ANNUAL      STOCK OPTIONS      ALL OTHER
Name and Principal Position         YEAR               $           COMPENSATION           (#)            COMPENSATION
----------------------------------------------------------------------------------------------------------------------

L. Scott Demerau President and      2000            120,332            -                625,000              -
   Chief Executive Officer  (1)     1999             41,578            -                   -                 -

Betty M. Sullivan - Executive
   Vice President and Chief         2000             74,856            -                525,000              -
   Operating Officer   (1)          1999             17,324            -                 75,000              -

William A Thurber - Executive
    Vice President,                 2000             66,923            -                   -                 -
    Finance & Treasurer  (2)        1999              6,000            -                   -                 -

Robert S. Vail - Executive          2000             50,000            -                   -                 -
    Vice President and
    Chief Financial Officer  (3)


1) Annual compensation in 1999 represents salary earned from July 9, 1999 (date of inception) through September 30, 1999

2) Mr. Thurber joined the Company on September 15, 1999 and left the Company on April 21,2000.The compensation above reflects earnings for those periods.

3) Mr. Vail joined the Company on April 17, 2000. The compensation above reflects earnings for that period.




                              OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR
---------------------------------------------------------------------------------------------------------
                                                                            Potential realizable  value
                                                                            at assumed annual rates of
                                                                             stock price  appreciation
                           Individual grants                                      for option term
-----------------------------------------------------------------------  ---------------------------------
                       Number of           Percent of
                      Securities         total options/
                      underlying          SARS granted    Exercise or
                     Options/SARS         to employees     base price         Expiration     5%       10%
       Name           Granted (#)        in fiscal year    ($/Share)           date          ($)      ($)
-----------------------------------------------------------------------------------------------------------


L. Scott Demerau        300,000 (1)       15.00%            Market          06/12/2005      21,435   42,870
                        125,000 (2)        6.25%            Market          06/12/2005      24,250   48,500
                        150,000 (3)        7.50%            Market          06/12/2005      21,825   43,750


Betty M. Sullivan       200,000 (1)       10.00%            Market          06/12/2005      14,290   28,580
                         75,000 (2)        3.75%            Market          06/12/2005      14,550   29,100
                        250,000 (3)       12.50%            Market          06/12/2005      36,375   72,750

William A. Thurber            -


Robert S. Vail                -



(1) Immediately vested options, exercisable at the lower of $1.42 per share or market price. Exercisable for one year from date of grant.

(2) Vest monthly or two years, or less at the discretion of the CEO, exercisable at $1.42 per share, or such lesser price (but at least Fair Market Value) as determined by the CEO.

(3) Exercisable at $1.42 or such lesser price (but at least Fair Market Value) as the CEO determines. Vest quarterly over 18 months, beginning December 2000, or such lesser period as the CEO determines.



                    Aggregated Option/SAR Exercises in Last
                    Fiscal Year and FY-End Option/SAR Values
--------------------------------------------------------------------------------------------------------------------------


                                                                    Number of securities          Value of unexercised in-
                                                                   underlying unexercised           the-money options/SARs
                                                                   options/SARs at FY-end            at FY-end

                      Shares acquired                                (#)                                    ($)
     Name             on exercise (#)    Value realized ($)     Exercisable     Unexercisable

L. Scott Demerau         315,625              42,294                 -             259,375                   -

Betty M. Sullivan        209,375              28,056                 -             315,625                   -

William A. Thurber          -                   -                    -                -                      -

Robert S. Vail              -                   -                    -                -                      -


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock and its Series A Preferred Stock as of January 9, 2001 for (i) each person or entity who is known by the Company to beneficially own five percent or more of the outstanding Common Stock of the Company, (ii) each of the Company's directors, (iii) each of the Named Executive Officers (as defined above), and (iv) all directors and executive officers of the Company as a group:



                                                  NUMBER OF SHARES         PERCENT OF CLASS
                                                           SERIES A               SERIES A
BENEFICIAL OWNER                                 COMMON    PREFERRED    COMMON    PREFERRED
----------------------------------------------------------------------------------------------

L. Scott Demerau                               3,134,500 (1)     -      16.2%       -
8645 Swiss Air Road
Gainesville, GA  30506
----------------------------------------------------------------------------------------------
Julia Demerau                                  2,537,500         -      13.1%        -
8645 Swiss Air Road
Gainesville, GA  30506
----------------------------------------------------------------------------------------------
Eutopean Enterprises, LLC                      1,200,000         -       6.2%        -
8645 Swiss Air Road
Gainesville, GA  30506
----------------------------------------------------------------------------------------------
Betty M. Sullivan                              1,035,085 (1)     -       5.3%        -
______________________
______________________
----------------------------------------------------------------------------------------------
L. Scott Demerau                               3,134,500         -      16.2%        -
Betty M. Sullivan                              1,035,085 (1)     -       5.3%        -
Robert S. Vail                                         0         -         -         -
Bart Siegel                                            0         -         -         -
Robert E. Altenbach                                    0         -         -         -
Anthony Mesiti                                         0         -         -         -
John P. Cappadona                                      0         -         -         -
----------------------------------------------------------------------------------------------
All directors and officers as a group (7       4,169,585        -      21.5%        -
  people)
----------------------------------------------------------------------------------------------


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


     1) Includes shares that may be acquired upon exercise of employee stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Several related entities and individuals have been parties to transactions with the Company during the course of the year. L. Scott Demerau, Chairman and CEO of the Company, Betty Sullivan, COO of the Company, LJ Entertainment LLC (a related party), Kingdom Generals LLC, Judy Demerau, (principal in LJ Entertainment and Kingdom Generals) and Accent Associates LLC (a related party) provided short term funding for the company. Advances by the parties are interest bearing at rates from 8.25% to 9.00%. At September 30, 2000, the balances owed are as follows:

L. Scott Demerau                $7,382
Betty Sullivan                   4,371
LJ Entertainment LLC            71,720
Kingdom Generals LLC            39,307
Judy Demerau                    86,476
Accent Associates            2,032,411
Steve Cunningham                 8,603
Osprey Investments               5,000

     In December 1999, Accent Associates LLC acquired two convertible notes held by an unrelated party. At September 30, 2000, the outstanding balance on these convertible notes totaled approximately $959,600. The notes bear interest at rates from 8.25% to 9%.

     During the year, Accent Associates transferred shares of Lahaina common stock to an employee of the Company in payment of Company obligations. The transaction had a value of $10,800 based on the market price of the stock at the date of transfer.

     In September 2000, Kingdom Generals LLC purchased two lots in Swiss Air Estates from the Company for in a transaction totalling $800,000 which represented the fair market value of the lots. The transaction involved no seller financing and no continuing interest or obligation of the seller. The principal owner of Kingdom Generals LLC is Judy Demerau, a relative of the Company's President and CEO.

     On December 29, 2000 the Company acquired the personal residence of L. Scott Demerau, Chairman and CEO for approximately $8,000,000. The price paid for the property was based upon an independent appraisal. The Board of Directors, including four (4) outside Directors, unanimously approved the transaction. Mr. Demerau abstained from the vote. Payment consisted of the assumption of a $2,500,000 first mortgage on the property, the issuance of $1,650,000 of preferred stock to Mr. Demerau, the transfer of the Beachside note receivable of $2,450,000 to Mr. Demerau, the cancellation of $1,010,000 notes for the exercise of 700,000 stock options and a promissory note to Mr. Demerau in the amount of $385,000. This transaction was reported by the Company in its Form 8-K filed on January 5, 2001.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K




      (a)    The following documents are filed as part of this report:
        (1)
          (a)
             Consolidated Financial Statements:
             Report of Tauber & Balser, P.C., Independent Auditors
             Report of Deloitte & Touche LLP, Independent Auditors
             Consolidated Balance Sheets at September 30, 2000 and 1999 Consolidated Statements of Income for the year ended September 30,
               2000 and for the period from July 9, 1999 (date of inception) to September 30, 1999
             Consolidated Statements of Stockholders' Deficit for the period from July 9, 1999 (date of inception) to September 30, 2000
             Consolidated  Statements of Cash Flows for the year ended September
               30, 2000 and for the period from July 9, 1999 (date of inception) to September 30, 1999
             Notes to Consolidated Financial Statements

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

     3.2 Bylaws of the Company.(2)

     3.3 Second Amendment to Articles of Incorporation of Lahaina Acquisitions, Inc.

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

     4.4 Registration Rights Agreement dated December 7, 1998, by and between Lahaina Acquisitions, Inc. and GCA Strategic Investment Fund Limited.(3)

     4.5 Letter Agreement dated January 19, 1999 by and between Lahaina Acquisitions, Inc. and GCA Strategic Investment Fund, Ltd. confirming conversion of $25,000 Beachside Commons Note. (4)

     4.6 Form of Stock Certificate.(2)

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

     10.14 1999 Accent Stock Option Plan.(1)

     10.15 Stock Purchase Agreement dated as of December 31, 1999 by and among Lahaina Acquisitions, Inc., Accent Mortgage Services, Inc. and NP Holding, LLC
(6)

     10.16 Non-recourse Purchase Money Note between NP Holding, LLC, and Accent Mortgage Services, Inc. (6)

     10.17 Stock Pledge Agreement between Beachside Holding, LLC and Accent Mortgage Services, Inc. (6)

     10.18 Stock pledge Agreement between Beachside Holding, LLc and Accent Mortgage Services, Inc. (6)

     10.19 Asset Purchase Agreement dated February 25, 2000 by and among Paradigm Mortgage Associates, Inc., C. W. Robert Harrell, Paul H. Halter, Jr., and Accent Acquisitions I, Co. (7)

     10.20 First Amendment to Asset Purchase Agreement dated March 20, 2000 by and among Paradigm Mortgage Associates, Inc., C. W. Robert Harrell, Paul H. Halter, Jr., and Accent Acquisitions, I, Co. (7)

     10.21 Escrow Agreement by and among Accent Acquisitions I, Co, Paradigm Mortgage Associates, Inc. and Kutak Rock LLP. (7)

     10.22 Second Amendment to Asset Purchase Agreement by and between Paradigm Mortgage Associates, Inc. and Lahaina Acquisitions, I, Co. (8)

     16 Letter of Resignation from Kenneth A. Walters, P.A.(5)

     21 Subsidiaries of the Registrant

     23.1 Consent of Tauber & Balser, P.C.

     23.2 Consent of Deloitte & Touche, LLP

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

     (6) Incorporated by reference to the Company's Current Report on Form 8-K/A dated January 18, 2000 and filed with the commission on March 20, 2000.

     (7) Incorporated by reference to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the commission on March 31, 2000.

     (8) Incorporated by reference to the Company's Current Report on Form 8-K/A dated March 31, 2000 and filed with the commission on June 5, 2000.

     (b) Reports on Form 8-K.

          Current Report on Form 8-K dated July 6, 2000 and filed with the commission on July 14, 2000; resignation of Deloitte & Touche LLP as certifying accountants.

         Current Report on Form 8-K/A (amendment no. 1) dated July 6, 2000 and filed with the commission on July 14, 2000; resignation of Deloitte & Touche LLP as certifying accountants.

          Current Report on Form 8-K/A (amendment no. 2) dated July 6, 2000, and filed with the commission on September 27, 2000; resignation of Deloitte & Touche LLP. as certifying accountants.

          Current Report on Form 8-K dated November 14, 2000 and filed with the commission on November 21, 2000; acquisition of United Capital Mortgage Corporation.

          Current Report on Form 8-K/A (amendment no. 3) dated July 6, 2000 and filed with the commission on December 27, 2000; resignation of Deloitte & Touche LLP as certifying accountants and appointment of Tauber & Balser, P.C. as certifying accountants and election of Anthony P. Cappadona as director.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LAHAINA ACQUISITIONS, INC.
                                  (Registrant)


Dated: February 15, 2001          By:    /s/ L. Scott Demerau
                                        --------------------
                                        L. Scott Demerau
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



              SIGNATURE                                    TITLE                                    DATED
          ----------------                            ---------------                            -----------

         /s/ L. Scott Demerau         President, Chief Executive Officer and                  February 15, 2001
         --------------------         Director  (Principal Executive Officer)
         L. Scott Demerau



         /s/ Jackie Flynn             Executive Vice President, Finance & Treasurer           February 15, 2001
         ----------------------       (Principal Financial and Accounting Officer)
         Robert S. Vail



         /s/ Betty M. Sullivan        Executive Vice President, Administration, Secretary      February 15, 2001
         ---------------------        & Director
         Betty M. Sullivan



         /s/ Bart Siegel              Director                                                 February 15, 2001
         ---------------
         Bart Siegel



         /s/ Robert E. Altenbach      Director                                                 February 15, 2001
         ---------------------
         Robert E. Altenbach



          /s/ Anthony Mesiti          Director                                                 February 15, 2001
         ---------------------
         Anthony Mesiti



          /s/ John P. Cappadona       Director                                                 February 15, 2001
         ---------------------
         John P. Cappadona