Form 10-Q
period 2000-12-31
LAHAINA ACQUISITIONS INC
filed 2001-02-20
CIK 855684

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                December 31, 2000

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        The number of outstanding shares of the Registrant's Common Stock, no par value per share, were 18,807,403 on January 29, 2001.

                           LAHAINA ACQUISITIONS, INC.
                                   FORM 10-Q
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                         Page
                                                                       --------
  Item 1.    Financial Statements

             Consolidated Balance Sheets as of December 31, 2000           3
                and September 30, 2000

             Consolidated Statement of Operations for the Three            4
                Months Ended December 31, 2000 and December 31, 1999

             Consolidated Statement of Stockholders'                       5
                Equity

             Consolidated Statement of Cash Flows for the Three            6
             Months Ended December 31, 2000 and December 31, 1999

             Notes to Consolidated Financial Statements                    8

  Item 2.    Management's Discussion and Analysis of Financial            14
                Condition and Results of Operations

                            PART II. OTHER INFORMATION

  Item 1.    Legal Proceedings                                            17

  Item 2.    Changes in Securities and Use of Proceeds                    17

  Item 3.    Defaults upon Senior Securities                              17

  Item 4.    Submission of Matters to a Vote of Security                  17
                Holders

  Item 5.    Other Information                                            17

  Item 6.    Exhibits and Reports on Form 8-K                             17

             Signatures                                                   18

             Financial Data Schedule                                      21

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           LAHAINA ACQUISITIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                               December 31,   September 30,
                                                                                                   2000          2000
                                                                                               ------------    ------------
                                                                                               (unaudited)
ASSETS

Cash                                                                                           $  1,439,632    $    272,297
Certificates of deposit                                                                             115,297              --
Real estate held for sale                                                                         7,995,000              --
Real estate held for development                                                                  3,441,113       3,139,138
Foreclosed real estate                                                                              143,960         143,960
Mortgage loans held for sale, net                                                                23,739,595              --
Option to acquire real estate                                                                            --              --
Property and equipment, net                                                                         588,196         201,818
Accounts receivable                                                                                 218,699              --
Notes receivable, net                                                                                30,000       1,563,157
Due from related party                                                                               23,000          57,816
Goodwill, net                                                                                     4,555,747       1,575,433
Other assets                                                                                        275,733         530,131
                                                                                                ------------    ------------
         Total assets                                                                           $42,565,972     $  7,483,750
                                                                                                ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
    Accounts payable and accrued expenses                                                      $  3,040,265    $  2,146,968
    Accrued interest payable                                                                      1,176,730         472,350
    Notes payable - warehouse line                                                               23,844,723         642,442
    Notes payable                                                                                 9,905,970       5,581,253
    Due to related parties and stockholders                                                       3,296,167       2,255,269
    Deferred revenue                                                                                     --          65,710
    Other liabilities                                                                                    --              --
                                                                                               ------------    ------------
         Total liabilities                                                                       41,263,852      11,163,992
                                                                                               ------------    ------------
Commitments and contingencies

Redeemable stock:
    Common stock, no par value; 1,550,000 issued and outstanding at December 31, 2000 and September 30, 2000, entitled to redemption
    under certain circumstances                                                                   (193,845)       (421,145)
                                                                                               ------------    ------------
Stockholders' equity (deficit):
    Preferred series B convertible stock, 2,000,000 shares authorized,
    1,650,000 shares issued and outstanding                                                        1,650,000             --
    Common stock, no par value, 800,000,000 shares authorized, 16,957,543 and 15,305,763 shares issued and outstanding at December 31, 2000 and September 30, 2000, respectively
    Additional paid in capital                                                                    2,690,304        883,465
    Accumulated deficit                                                                          (2,844,339)    (3,142,562)
                                                                                               ------------    ------------
                                                                                                  1,495,965     (2,259,097)
    Less: Subscriptions receivable                                                                       --      1,000,000
                                                                                               ------------    ------------
        Total stockholders' equity (deficit)                                                      1,495,965     (3,259,097)
                                                                                               ------------    ------------
        Total liabilities and stockholders' equity (deficit)                                   $ 42,565,972    $ 7,483,750
                                                                                               ============    ============


           See accompanying notes to consolidated financial statements

                           LAHAINA ACQUISITIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                                                    (a)
                                                                                          Three Months          Three Months
                                                                                             Ended                 Ended
                                                                                          December 31,          December 31,
                                                                                              2000                 1999
                                                                                          -------------         -------------
Revenue:
     Broker fee income                                                                    $  4,228,611          $  1,686,361
     Gain on sale of real estate option                                                             --                    --
                                                                                          ------------          ------------
          Total revenue                                                                      4,228,611             1,686,361
                                                                                          ------------          ------------
Operating expenses:
     Broker commissions                                                                      2,385,954             1,493,457
     Salaries and employee benefits                                                          1,242,332               299,456
     General and administrative                                                                665,074               247,006
     Professional expenses                                                                     194,445               140,462
     Occupancy expense                                                                         179,592                38,277
     Amortization of goodwill                                                                   74,911                14,513
     Property taxes                                                                             28,488                 9,515
     Depreciation and amortization                                                              42,697                 6,219
                                                                                          ------------          ------------
          Total operating expenses                                                           4,813,493             2,248,905
                                                                                          ------------          ------------
Operating loss                                                                                 584,882               562,544

Other expense (income):
     Gain on sale of note receivable                                                          (851,062)                   --
     Interest income                                                                          (583,246)               (5,439)
     Other income                                                                             (170,852)             (169,600)
     Interest expense                                                                          722,055               178,572
     Other expense                                                                                  --               104,049
                                                                                          ------------          ------------
                                                                                              (883,105)              107,582

                                                                                          ------------          ------------
Income before income taxes                                                                     298,223              (670,126)
Income taxes                                                                                        --                    --
                                                                                          ------------          ------------
Net income                                                                                $    298,223          $   (670,126)
                                                                                          ============          ============
Basic earnings per share                                                                  $       0.02           $     (0.04)
                                                                                          ============          ============
Diluted earnings per share                                                                $       0.01           $     (0.04)
                                                                                          ============          ============
Weighted average shares outstanding - basic                                                 18,237,814            16,217,343
                                                                                          ============          ============
Weighted average shares outstanding - diluted                                               21,013,654            16,217,343
                                                                                          ============          ============

(a) Operating results for the quarter ended December 31, 1999 were adjusted in the Company's Form 10-K filed for the year ended September 30, 2000, to defer a previously recognized gain of $1,090,781 from the sale of certain real property located in Tennessee. The gain was deferred due to a change in circumstances which occurred after the filing of the Company's Form 10-Q for the quarter ended December 31, 1999. This change is more fully disclosed in the Company's Form 10-K filed for the year ended September 30, 2000.

                 See  accompanying  notes to consolidated financial statements

                           LAHAINA ACQUISITIONS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                Additional
                                          Common Stock        Preferred Stock     Paid-in         Accumulated
                                      Shares     Amount    Shares   Amount        Capital           Deficit          Total
                                   -----------  --------  -------  -----------  -----------    ---------------  -------------

Balance at September 30, 2000      15,305,763  $      --       --  $        --  $  (116,535)    $(3,142,562)     $ (3,259,097)

Collect subscriptions receivable      700,000         --       --           --    1,000,000              --         1,000,000

Preferred stock issued on purchase
of real property                           --         --       --    1,650,000           --              --         1,650,000

Common stock issued on purchase
of United Mortgage                    951,780         --       --           --    1,806,839              --         1,806,839

Net income                                 --         --       --           --           --         298,223           298,223
                                   ----------   --------   -------   --------- ------------    ------------     -------------
Balance at December 31, 2000       16,957,543  $      --        -- $ 1,650,000  $ 2,690,304    $ (2,844,339)    $   1,495,965
                                   ==========   ========  ========  ==========  ===========    ============     =============










           See accompanying notes to consolidated financial statements

                           LAHAINA ACQUISITIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                              Three Months          Three Months
                                                                                   Ended                Ended
                                                                                December 31,         December 31,
                                                                                    2000                 1999
                                                                              ---------------       ---------------
Cash Flows from Operating Activities:
  Net income (loss)                                                          $     298,223         $    (670,126)
  Adjustments:
   Depreciation and amortization                                                   117,608                20,732
   Income related to restructuring of convertible notes                                 --              (147,438)
   Valuation adjustment related to note receivable                                (851,062)               83,180
   Changes in:
     Restricted cash                                                                    --              (219,723)
     Restricted certificates of deposit                                             (1,158)                 (358)
     Accounts receivable                                                           (14,652)                   --
     Mortgage loans held for sale                                                 (135,749)                   --
     Due from related party                                                         34,816                    --
     Other assets                                                                  419,411              (204,702)
     Accounts payable and accrued expenses                                        (202,129)               73,636
     Accrued interest payable                                                      402,791                70,603
     Deferred revenue                                                              (65,710)              (42,950)
   Purchase of options to acquire real estate                                           --               (21,292)
   Costs associated with development of real estate                                 38,242               (99,156)
   Decrease in amounts due from former shareholders of Accent
     Mortgage Services, Inc. under indemnity                                       227,299               (43,270)
                                                                              ------------           ------------
Net cash provided by (used in) operating activities                                267,930            (1,200,864)
                                                                              ------------           ------------
Cash Flows from Investing Activities:
   Purchase of property and equipment                                             (124,369)                   --
   Cash acquired in acquisitions                                                   984,428                    --
                                                                               ------------         ------------
Net cash provided by investing activities                                          860,059                    --
                                                                              ------------          ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of notes payable                                          56,787               875,000
   Repayment of notes payable                                                     (402,441)             (200,000)
   Increase in amounts due to related parties                                      385,000               591,000
                                                                              ------------          ------------
Net cash provided by financing activities                                           39,346             1,266,000
                                                                              ------------          ------------

Net increase in cash                                                             1,167,335                65,136
Cash, at beginning of the period                                                   272,297                15,300
                                                                              ------------          ------------

Cash, at end of the period                                                    $  1,439,632          $     80,436
                                                                              ============          ============



           See accompanying notes to consolidated financial statements

                           LAHAINA ACQUISITIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                   (Continued)

                                                                                           Three Months        Three Months
                                                                                               Ended               Ended
                                                                                           December 31,        December 31,
                                                                                               2000                1999
                                                                                          ---------------    ---------------
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                               $       219,174    $       162,744

Supplemental disclosures of non-cash transactions:
   Sale of Beachside Commons I, Inc.
     Real estate held for sale                                                                               $     3,650,000
     Notes payable assumed by purchaser                                                                      $     1,547,894
     Notes receivable                                                                                        $     2,028,057
     Other assets and liabilities assumed by purchaser, net                                                  $        74,049

   Other debt transactions
     Notes payable                                                                                           $       900,000
     Due to related parties and stockholders                                                                 $       900,000

Purchase of Swiss Air property
     Real estate held for sale                                                            $     (7,995,000)               --
     Note receivable transferred to seller                                                $      2,450,000                --
     Issuance of preferred stock                                                          $      1,650,000                --
     Issue note payable to seller                                                         $        385,000                --
     Cancel repayment of stock subscription receivable                                    $      1,010,000                --
     Note payable assumed by Company                                                      $      2,500,000                --


Purchase of United Capital Mortgage
     Goodwill                                                                             $     (1,948,773)               --
     Cash                                                                                 $       (848,663)               --
     Property and equipment                                                               $       (383,543)               --
     Issuance of common stock                                                             $      1,050,000                --
     Notes payable assumed                                                                $      2,000,000                --

Purchase of Cross Keys Capital
     Goodwill                                                                             $       (881,140)               --
     Cash                                                                                 $       (135,765)               --
     Property and equipment                                                               $        (49,900)               --
     Notes payable issued                                                                 $        425,000                --




           See accompanying notes to consolidated financial statements

                           LAHAINA ACQUISITIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Three Months ended December 31, 2000
                                   (Unaudited)

1. Summary of Significant Accounting Policies

Interim Reporting

     The accompanying unaudited interim condensed consolidated financial statements have been prepared by management in accordance with the accounting policies described in the Company's Annual Report for the year ended September 30, 2000. Certain information and footnote disclosures normally found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

      The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, and the Independent Auditors' Report included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (the "2000 Form 10-K"). Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements included in the 2000 Form 10-K. The Company has consistently followed those policies in preparing this report.

2. Acquisitions, Divestitures and Merger Transactions

United Capital Mortgage Corporation

     Effective October 1, 2000 the Company purchased United Capital Mortgage Corporation ("United Mortgage"), a 13-year old mortgage operation. United has a network of 13 traditional branch offices in Colorado, Nevada and Florida and has a wholesale operation in New York. The Company believes the combination of traditional branches and cooperative branches will enhance its ability to compete for borrowers.

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

Swiss Air Estates Purchase

     On December 29, 2000 the Company acquired the personal residence of L. Scott Demerau, Chairman, CEO and President ("the Property") for approximately $8,000,000. The Board of Directors, including four (4) outside Directors, unanimously approved the transaction. Mr. Demerau abstained from the vote. Payment consisted of the assumption of a $2,500,000 first mortgage on the Property, the issuance of $1,650,000 of preferred stock to Mr. Demerau, the transfer of the Beachside Commons note receivable at a stated value of $2,450,000 to a corporate affiliate related to Mr. Demerau, the cancellation of $1,000,000 notes receivable for the exercise of 700,000 stock options and a promissory note to Mr. Demerau in the amount of $385,000. This transaction was reported by the Company in its Form 8-K filed on January 5, 2001. The Property is being leased for a period of two years at an annual rent of $300,000 by a real estate developer ("the Developer") who had previously purchased five lots in Swiss Air Estates. The Developer has temporarily sub-leased the Property to Mr. Demerau. The developer intends to use the Property as a showcase home to launch development of the lots it has previously purchased.

     The Company acquired the Property for three principal reasons. First, the Company purchased the Property in order for AMSI to meet asset requirements necessary to maintain its status as an approved HUD/FHA mortgage lender. Second, the Company wished to improve its balance sheet in order to allow United Mortgage and Cross Keys to expand its existing lines of credit Third, the
Company owns five vacant lots in Swiss Air Estates and believes the circumstances of the sale of the Property will enhance its ability to sell these lots.

Peachtree Industrial Boulevard

     A creditor with a second lien on the property started foreclosure proceedings in a collection effort. The first lien holder initiated foreclosure proceedings to protect his interest and in early January of 2001 took the property in payment of the outstanding debt. The Company suffered no material economic impact as a result.

3. Real Estate Held for Development

     Real estate held for development at December 31, 2000 consists of the following:

        Land held for development   $ 2,560,850
        Costs to develop land           880,263
                                    -----------
                                    $ 3,441,113
                                    ===========

4. Mortgage Loans held for Sale, net

     Mortgage loans held for sale in the amount of approximately $23,740,000 represent mortgages acquired by United Mortgage resulting from its mortgage brokerage operations and is offset by corresponding notes payable under its warehouse line.

5. Notes Receivable

Beachside

     The note receivable resulting from the sale of Beachside, which had a face value of $3,000,000, was recorded at September 30, 2000 at management's estimate of its fair value of $ 1,553,938. The note receivable was used as partial consideration to purchase the personal residence of L. Scott Demerau, Chairman, CEO and President (see Note 2.) at a stated value of $2,450,000, resulting in a gain of $851,062 during the quarter ended December 31, 2000.

Reconciliation of notes receivable at December 31, 2000

                                      Note             Deferred        Valuation      Notes Rec-
                                   Receivable            Gain          Allowance      eivable, Net
                                  -------------     -------------    -------------    -------------

Tennessee property                $     900,000     $     900,000    $          --    $          --

Swiss Air                               600,000           600,000               --               --

Other                                    30,000                --               --           30,000
                                  -------------     -------------    -------------    -------------
Totals                            $   1,530,000     $   1,500,000    $          --    $      30,000
                                  =============     =============    =============    =============

6. Goodwill

     Goodwill represents the excess of cost over the net assets of acquired businesses and is amortized using the straight-line method over ten to fifteen years. Goodwill at December 31, 2000, consisted of the following:

        Purchase of United Mortgage                     $ 1,948,773
        Purchase of Accent Mortgage                       1,171,651
        Purchase of Paradigm Mortgage                       833,114
        Purchase of  Cross Keys Mortgage                    811,140
                                                        -----------
                                                        $ 4,764,678
        Less accumulated amortization                      (208,931)
                                                        -----------
        Goodwill, net                                   $ 4,555,747
                                                        ===========

7. Other Assets

     Other assets at December 31, 2000 consists of the following:

Prepaid expenses                                                $  158,961
Deposits                                                            60,170
Other                                                               56,602
                                                                ----------
                                                               $   275,733
                                                                ==========

     Prepaid expenses consist primarily of the unexpired portions of insurance policies purchased by the Company in the ordinary course of business and other normal business expenses paid in advance of their use.

8.Notes Payable - warehouse line

     Notes Payable - warehouse line in the amount of approximately $23,845,000 represents primarily advances taken by United Mortgage under its revolving financing agreement resulting from its mortgage brokerage operations and is offset by corresponding mortgage loans held for sale, net.

9. Notes Payable

    The Company has the following notes payable at December 31, 2000:

                                                                         2000
                                                                      ----------
Real estate indebtedness:

Note payable secured by certain parcels of land held for
development, due September 1, 2002.  Interest only is payable
monthly at a rate of 9.5%.                                            $2,760,723

Note payable secured by certain parcels of land held for
development, due June 7, 2000.  Note is non-interest bearing.            550,000

Note payable secured by first deed of trust on land sold in
Tennessee. Annual payments of $40,000 including interest, are due beginning August 10, 2000 through August 2005. Interest is
payable at a rate of 8.25%.                                              200,000

Note payable secured by first deed of trust on Swiss Air Estates, due November 2004. Monthly payments of $24,500 including interest.
Interest is payable at a rate of prime.                                2,500,000

                                                                    ------------
Total real estate indebtedness                                         6,010,723
                                                                    ------------


General corporate indebtedness:

8% Note payable due September 25, 2000. Company may elect to pay the note, plus accrued interest, with stock or cash. If the note is not paid on or before date, the Holder may require conversion.
The note is secured by shares of the Company's common stock equal
to the number of shares issuable upon conversion.                        525,000

8% Note payable due October 25, 2000. Company may elect to pay the note, plus accrued interest, with stock or cash. If the
note is not paid on or before date, the Holder may require
conversion. The note is secured by shares of The Company's common
stock equal to the number of shares issuable upon conversion.            500,000

8% Note payable due December 26, 2000. Company may elect to
pay the note, plus accrued interest, with stock or cash. If
the note is not paid on or before date, the Holder may require conversion. The note is secured by shares of The Company's common
stock equal to the number of shares issuable upon conversion.            475,000

Note payable secured by certain parcels of real estate, due
April 8, 2000. Interest only is payable monthly at a rate of 15%.        161,750

Note payable secured by certain parcels of real estate, due
January 4, 2004. Interest only is payable monthly at a rate of 15%.      350,000

Note payable secured by a certain condominium unit, due March,
2004. Monthly payment $2,183. Interest adjustable at 9.75%.              244,387

Note payable related to the United Mortgage acquisition, due on
February 14, 2001.  Payable in full plus Interest at 7%.                  250,000

Note payable related to the United Mortgage acquisition,
due December 14, 2001.  Payable in 12 monthly payments of
$77,673 including interest at 7%.                                        822,077

Note payable related to the Cross Keys acquisition, due April 23, 2001.
Payable in full including interest at 6%. Convertible to common stock.   400,000

Other                                                                    167,033
                                                                    ------------
Total general corporate indebtedness                                   3,895,247
                                                                    ------------
     Total notes payable                                              $9,905,970
                                                                    ============

Due to related parties and stockholder, due on demand                 $3,296,167
at varying interest rates.
                                                                    ------------
     Total due to related parties and stockholders                   $ 3,296,167
                                                                    ============


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

     The terms of the convertible notes issued by the Company to related parties and stockholders state that the notes may be converted by the holder at any time, and contain certain other conversion provisions. The $459,586 convertible note is convertible into common stock of the Company at a conversion price ranging from $0.875 to $0.940 per share (or approximately 506,430 shares). The $500,000 convertible note is convertible into common stock of the Company at a conversion price of $3.50 per share (or approximately 142,857 shares).

10. Commitments and Contingencies

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

     The Company has negotiated a settlement with Matrix Bank in the amount of $55,000. Any losses would be subject to indemnification from the former AMSI shareholders. As of the date of this report the Company had $13,750 remaining to pay under the settlement agreement.

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

11. Segment Information

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

     The following sets forth certain financial information attributable to the Company's business segments as of December 31, 2000:

                                     Mortgage        Real Estate
                                    Brokerage        Development       Corporate          Total
                                  -------------     -------------    -------------    -------------

Revenues                          $   4,228,611     $         --     $         --     $   4,228,611

Operating profit (loss)           $     133,216     $    (87,263)    $   (630,835)    $    (584,882)

Depreciation and amortization     $      36,058     $         --     $     81,550     $     117,608

Identifiable assets               $  33,517,319     $  3,581,318     $  5,467,335     $  42,565,972

Capital expenditures              $      15,139     $         --     $    109,230     $     124,369



     The following sets forth certain financial information attributable to the Company's business segments as of December 31, 1999:

                                      Mortgage        Real Estate
                                     Brokerage        Development      Corporate         Total
                                  -------------     -------------    -------------    -------------
Revenues                          $  1,686,361     $         --      $         --     $  1,686,361

Operating loss                    $    (64,180)    $    (85,927)     $   (412,437)    $   (562,544)

Depreciation and amortization     $     21,872     $         --      $      4,876     $     26,748

Identifiable assets               $  3,875,814     $  2,340,734      $  1,267,202     $  7,483,750

Capital expenditures              $         --     $         --      $         --     $         --

     Operating results for the quarter ended December 31, 1999 were adjusted in the Company's Form 10-K filed for the year ended September 30, 2000, to defer a previously recognized gain of $1,090,781 from the sale of certain real property located in Tennessee. The gain was deferred due to a change in circumstances which occurred after the filing of the Company's Form 10-Q for the quarter ended December 31, 1999. This change is more fully disclosed in the Company's Form 10-K filed for the year ended September 30, 2000. Segment information presented above as of and for the quarter ended December 31, 1999, has been adjusted to reflect this change.

12. Subsequent Events

Peachtree Industrial Boulevard

     A creditor with a second lien on the property started foreclosure proceedings in a collection effort. The first lien holder initiated foreclosure proceedings to protect his interest and in early January of 2001 took the property in payment of the outstanding debt. The Company suffered no material economic impact as a result.

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

Results of Operations

FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2000 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 1999

Revenues

     Revenues for the three-month period ended December 31, 2000, totaled $4,228,611 compared to $1,686,361 for the three-month period ended December 31, 1999. This increase of $2,542,250 or 150.8% was due to the acquisitions of United Mortgage, Paradigm and Cross Keys which occurred after December 31, 1999. Revenues generated by these three acquisitions during the quarter ended December 31, 2000, totaled $2,792,046, indicating that revenue from existing Accent operations declined by $249,796 or 14.8%. The decline in revenue from existing Accent operations was due primarily to the closing of several unprofitable branches.

Operating Expenses

     Operating expenses for the three month period ended December 31, 2000 totaled $4,813,493 compared to $2,248,905 for the three-month period ended December 31, 1999. This increase of $2,564,588 or 115.2% was due to the acquisitions of United Mortgage, Paradigm and Cross Keys which occurred after December 31, 1999. Operating expenses generated by these three acquired companies during the quarter ended December 31, 2000, totaled $2,647,081, indicating that operating expenses from existing operations declined by $82,493 or 3.7%. Approximately $300,000 of the decline in operating expenses from existing operations was due to the closing of several unprofitable branches offset by an increase of approximately $215,000 in operating expenses for the Company's corporate office. Increased expenses at the Company's corporate office were the result of increased staffing and professional fees to accomplish the Company's growth.

Operating Loss

     Operating losses for the three month period ended December 31, 2000 totaled $584,882 compared to $562,544 for the three-month period ended December 31, 1999. This increase in operating loss of $22,348 or 4.0% was, in part, due to approximately $250,000 in professional, legal and accounting fees related to the acquisitions of United Mortgage and Cross Keys which occurred during the quarter ended December 31, 2000. Also contributing to the operating loss were organizational issues which the Company's management expects to resolve over the next three to six months through the consolidation of facilities and personnel thereby reducing operating expenses. In addition, the Company expects to generate increased revenues since, with the acquisition of United Mortgage, the Company now has the ability to bundle and sell pools of mortgages, rather than having to sell each mortgage separately.

Other Expense (Income)

     During the quarter ended December 31, 2000, the Company recorded a gain of approximately $850,000 on the exchange of a note receivable, on which the Company had placed a reserve during the year ended September 30, 2000, for certain real property described more completely in Note 2. of this report. The note receivable was valued as consideration by the seller of the real property at $2,450,000, which is $550,000 below the $3,000,000 face value of the note receivable. There was no comparable transaction during the quarter ended December 31, 1999.

     During the quarter ended December 31, 2000, the Company recorded interest income of approximately $583,000 compared to approximately $5,000 for the quarter ended December 31, 1999. This increase of approximately $578,000 is primarily due to mortgage interest income generated by the operations of United Mortgage and is partially offset by interest expense generated by the Company's warehouse line of credit. There was no comparable business operation during the quarter ended December 31, 1999.

     During the quarter ended December 31, 2000, the Company recorded interest expense of approximately $722,000 compared to approximately $179,000 for the quarter ended December 31, 1999. This increase of approximately $543,000 is primarily due to interest expense generated by the operations of United Mortgage as mortgages are originated by borrowings against the Company's warehouse line of credit and is partially offset by interest income generated by the Company's mortgage origination operations. There was no comparable business operation during the quarter ended December 31, 1999.

Net Income (Loss)

     The Company recorded net income of $298,223 for the three-month period ended December 31, 2000 compared to a loss of $(670,126) for the three-month period ended December 31, 1999. Basic and diluted earnings per share for the three-month period ended December 31, 2000, were $0.02.and $0.01., respectively. Basic and diluted loss per share for the three-month period ended December 31, 1999, was $(0.04).

Liquidity and Capital Resources

     The Company provided cash from operating activities totaling $ 267,930 for the three-month period ended December 31, 2000. The principal component of cash generated in operating activities was a decrease in other assets of $419,411, an increase in interest payable of $402,791 and the Company's net income of $298,223. These favorable changes were offset by a non-cash gain on the exchange of a note receivable in the amount of $851,062.

     The Company used cash in operating activities totaling $ 1,200,864 for the three-month period ended December 31, 1999. The principal components of cash used in operating activities were the Company's net loss of $670,126 and an increase in restricted cash of 219,723. These unfavorable changes were partially offset by an increase in accounts payable in the amount of $73,636.

     The Company provided cash from investing activities totaling $ 860,059 for the three-month period ended December 31, 2000. The principal component of cash provided cash from investing activities was cash obtained in the acquisitions of United Mortgage and Cross Keys in the amount of $984,828. This amount was reduced by $124,369 used for the purchase of property and equipment.

     Cash provided from financing activities totaled $ 39,346 for the three-month period ended December 31, 2000. This amount consisted of $56,787 from proceeds from issuance of notes payable offset by $17,441 repayments on notes payable. Cash provided from financing activities totaled $ 1,166,000 for the for the three-month period ended December 31, 1999. This amount consisted of $875,000 from proceeds from issuance of notes payable offset by $200,000 repayments on notes payable and an increase in the amounts due related parties of $591,000.

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

None.

Item 5.    Other Information

None.

Item 6.             Exhibits and Reports on Form 8-K

A.  Exhibits

Exhibit No.      Description of Exhibit

27.1               Financial Data Schedule

B.  Reports on Form 8-K

     During the quarter ended December 31, 2000, the Company filed with the Commission the following reports on Form 8-K:

     Current Report on Form 8-K dated November 21, 2000 and filed with the Commission on November 21, 2000 to disclose the acquisition of United Capital Mortgage, Inc. by the Company.

     Current Report on Form 8-K/A dated December 27, 2000 and filed with the Commission on July 6, 2000 to clarify a previous filing about a change in Accountants.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LAHAINA ACQUISITIONS, INC.

Dated: February 20, 2001                      By: /s/ L. Scott Demerau
------------------------                      ----------------------------------
                                              L. Scott Demerau
                                              President and Chief Executive
                                              Office