Form 10-Q
period 2001-03-31
LAHAINA ACQUISITIONS INC
filed 2001-05-02
CIK 855684

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

         (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                 March 31, 2001

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of outstanding shares of the Registrant's Common Stock, no par value per share, was 22,419,046 on May 2, 2001.

                           LAHAINA ACQUISITIONS, INC.

                                   FORM 10-Q
                                      INDEX
                         PART I. FINANCIAL INFORMATION

                                                                      Page
                                                                   ----------
Item 1.      Financial Statements

             Consolidated Balance Sheets as of March 31, 2001
               and September 30, 2000                                  3

             Consolidated Statement of Operations for the Three
               and Six Months Ended March 31, 2001 and
               March 31, 2000                                          4

             Consolidated Statement of Stockholders' Equity            5

             Consolidated Statement of Cash Flows for the Six
               Months Ended March 31, 2001 and March 31, 2000          6

             Notes to Consolidated Financial Statements                8

Item 2.      Management's Discussion and Analysis of Financial
               Conditions and Results of Operations                   14


                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings                                        18

Item 2.      Changes in Securities and Use of Proceeds                18

Item 3.      Defaults upon Senior Securities                          18

Item 4.      Submission of Matters to a Vote of Security Holders      18

Item 5.      Other Information                                        18

Item 6.      Exhibits and Reports on Form 8-K                         18

             Signatures                                               19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           LAHAINA ACQUISTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                   March 31,       September 30,
                                                                                      2001             2000
                                                                                ---------------   --------------
ASSETS
Cash and cash equivalents                                                        $  1,184,122     $    272,297
Real estate held for sale                                                           7,995,000                -
Real estate held for development                                                      636,783        3,139,138
Foreclosed real estate                                                                143,960          143,960
Mortgage loans held for sale, net of allowance for doubtful accounts               37,954,002                -                -
Property and equipment, net                                                           648,191          201,818
Accounts Receivable                                                                   445,458                -
Note receivable, net                                                                   30,000        1,563,157
Due from related party                                                                      -           57,816
Goodwill, net                                                                       4,451,830        1,575,433
Other assets                                                                          395,956          530,131
                                                                                ---------------   --------------
         Total assets                                                            $ 53,885,302      $ 7,483,750
                                                                                ===============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
    Accounts payable and accrued expenses                                        $  2,446,714      $ 2,146,968
    Accrued interest payable                                                        1,108,981          472,350
    Notes payable - warehouse line                                                 37,512,662          642,442
    Notes payable                                                                   6,854,943        5,581,253
    Due to related parties and stockholders                                         1,982,561        2,255,269
    Deferred revenue                                                                        -           65,710
    Other liabilities                                                                       -                -
                                                                                ---------------   --------------
         Total liabilities                                                         49,905,861       11,163,992
                                                                                ---------------   --------------
 Commitments and contingencies
 Redeemable stock:
    Common stock, no par value; 1,550,000 shares issued and
    outstanding at march 31, 2001 and September 30, 2000, entitled to redemption
    under certain circumstances                                                      (403,230)        (421,145)

                                                                                ---------------   --------------
Stockholders' equity (deficit):
    Preferred series B convertible stock, 2,000,000 shares authorized,
    1,650,000 shares issued and outstanding, convertible into common stock          1,650,000                -
    at $1.47 per share
    Common stock, no par value, 800,000,000 shares authorized, 21,292,360 and 16,757,543 shares issued and outstanding at March 31, 2001 and
    September 30, 2000, respectively
    Additional paid in capital                                                      4,751,657          883,465
    Accumulated deficit                                                            (2,018,986)      (3,142,562)
                                                                                ---------------   --------------
                                                                                    4,382,671        (2,259,097)
    Less:  Subscriptions receivable                                                                  1,000,000
                                                                                ---------------   --------------
                                                                                    4,382,671       (3,259,097)
                                                                                ---------------   --------------
         Total liabilities and stockholders' equity (deficit)                    $ 53,885,302      $ 7,483,750
                                                                                ===============   ==============

                See accompanying notes to consolidated financial statements

                           LAHAINA ACQUISTIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                              Three Months     Six Months    Three Months      Six Months
                                                 Ended           Ended          Ended            Ended
                                                March 31,      March 31,      March 31,        March 31,
                                                  2001           2001           2000             2000
                                              -------------  -------------  -------------   --------------
 Revenue:
     Mortgage brokerage services               $ 5,003,537    $ 9,232,148    $ 2,174,126     $  3,860,487
     Real estate services                                -              -        600,000          600,000
                                              -------------  -------------  -------------   --------------
          Total revenue                          5,003,537      9,232,148      2,774,126        4,460,487
                                              -------------  -------------  -------------   --------------
Operating expenses:
     Broker commissions                          2,717,953      5,103,334      1,800,162        3,293,619
     Cost of real estate sold                            -              -        136,310          136,310
     Salaries and employee benefits              1,248,854      2,491,186        354,934          654,390
     General and administrative                    691,396      1,356,470        433,188          680,194
     Professional expenses                         144,318        338,764        162,413          302,875
     Occupancy expense                             183,218        362,809         39,972           78,249
     Amortization of goodwill                       78,622        153,104         18,264           32,777
     Property taxes                                  4,454         32,942              -            9,515
     Depreciation and amortization                  42,364         85,062          7,865           14,084
                                              -------------  -------------  -------------   --------------
          Total operating expenses               5,110,180      9,923,673      2,953,108        5,202,013
                                              -------------  -------------  -------------   --------------
Operating income (loss)                           (106,643)      (691,525)      (178,982)        (741,526)

Other expense (income):
     Gain on sale of note receivable                     -       (851,062)             -                -
     Interest income                              (554,113)    (1,137,359)       (55,000)         (56,000)
     Other income                               (1,088,821)    (1,259,673)      (431,164)        (605,203)
     Interest expense                              710,938      1,432,993        203,400          381,972
     Other expense                                       -              -             -           104,049
                                              -------------  -------------  -------------   --------------
                                                  (931,996)    (1,815,101)      (282,764)        (175,182)
                                              -------------  -------------  -------------   --------------
Income before income taxes                         825,353      1,123,576        103,782         (566,344)
Income tax (benefit) expense                             -              -              -                -
                                              -------------  -------------  -------------   --------------
Net income                                     $   825,353   $  1,123,576        103,782         (566,344)
                                              =============  =============  =============   ==============
Basic earnings per share                       $      0.04   $       0.06           0.01            (0.04)
                                              =============  =============  =============   ==============
Diluted earnings per share                     $      0.04   $       0.06           0.01            (0.04)
                                              =============  =============  =============   ==============
Weighted average shares outstanding - basic     18,834,849     18,534,700     15,304,969       15,211,562
                                              =============  =============  =============   ==============
Weighted average shares outstanding - diluted   19,898,804     19,598,655     16,304,969       15,211,562
                                              =============  =============  =============   ==============

                See accompanying notes to consolidated financial statements

a) Operating results for the quarter ended December 31, 1999 were adjusted in the Company's Form 10-K filed for the year ended September 30,2000, to defer a previously recognized gain of $1,090,781 from the sale of certain real property located in Tennessee. The gain was deferred due to a change in circumstances which occurred after the filing of the Company's Form 10-Q for the quarter ended December 31, 1999. This change is more fully disclosed in the Company's Form 10-K filed for the year ended September 30, 2000.

b) Operating results for the quarter ended March 31, 2000 were adjusted in the Company's Form 10-K filed for the year ended September 30,2000, to defer a previously recognized gain of $600,000 from the sale of certain real property sold during the quarter. The gain was deferred due to a change in circumstances which occurred after the filing of the Company's Form 10-Q for the quarter ended March 31, 2000. This change is more fully disclosed in the Company's Form
10-K filed for the year ended September 30, 2000.

                           LAHAINA ACQUISTIONS, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                 Additional
                                          Common Stock        Preferred Stock     Paid-in         Accumulated
                                      Shares     Amount    Shares   Amount        Capital           Deficit          Total
                                   -----------  --------  -------  -----------  -----------    ---------------  -------------

Balance at September 30, 2000      15,305,763  $      --       --  $        --  $  (116,535)    $(3,142,562)     $ (3,259,097)

Collect subscriptions receivable      700,000         --       --           --    1,000,000              --         1,000,000

Preferred stock issued on purchase
of real property                           --         --       --    1,650,000           --              --         1,650,000

Common stock issued on purchase
of United Mortgage                    951,780         --       --           --    1,806,839              --         1,806,839

Stock issued in exchange for debt   2,484,817         --       --           --    2,061,353              --         2,061,353

Net income                                 --         --       --           --            -       1,123,576         1,123,576
                                   ----------   --------   -------   --------- ------------    ------------     -------------
Balance at March 31, 2001          19,442,360  $      --       --  $ 1,650,000  $ 4,751,657    $ (2,018,986)    $   4,382,671



                See accompanying notes to consolidated financial statements

                           LAHAINA ACQUISTIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                Six Months Ended       Six Months Ended
                                                                                 March 31, 2001         March 31, 2000
                                                                                -----------------      -----------------
Net income                                                                      $      1,123,576        $      (566,344)
   Depreciation and amortization                                                         238,166                 46,862
     Income related to restructuring of convertible notes                                      -               (147,438)
     Income relating to forgiveness of debt                                                    -               (135,241)
     Valuation adjustment relating to note receivable                                   (851,062)              (206,862)
     Gain on sale of real estate held for development                                          -                      -
     Gain on sale of option to acquire real estate                                             -                      -
     Issuance of warrants in lieu of cash for consulting services                              -                      -
     (Increase) decrease in:
         Restricted cash                                                                       -               (259,803)
         Restricted certificates of deposit                                              114,139                   (358)
         Accounts receivable                                                            (241,411)                     -
         Mortgage loans held for sale                                                   (682,217)                     -
         Real estate held for sale                                                             -               (600,000)
         Options to acquire real estate                                                        -                      -
         Due from related party                                                           57,816                      -
         Other assets                                                                    299,188               (141,346)
         Amounts due from former shareholders of Accent Mortgage
                       Services, Inc. under indemnity                                     17,914               (243,771)
     (Decrease) increase in:
         Accounts payable, accrued expenses and other liabilities                       (795,680)               671,234
         Accrued interest payable                                                        335,042                166,635
         Deferred revenue                                                                (65,710)               (40,801)
         Costs associated with development of real estate                                 38,242               (208,280)
         All other                                                                             -                      -
                                                                                -----------------      -----------------
Net cash used in operating activities                                                   (411,997)            (1,665,513)
                                                                                -----------------      -----------------
Cash Flows from Investing Activities:
     Purchase of property and equipment                                                 (201,005)               (14,200)
     Cash acquired in acquisitions                                                       984,428                      -
                                                                                -----------------      -----------------
Net cash used in investing activities                                                    783,423                (14,200)
                                                                                -----------------      -----------------
Cash Flows from Financing Activities:
     Proceeds from the issuance of notes payable                                          56,744              2,030,000
     Repayment of notes payable                                                         (649,138)              (905,000)
     Increase in amounts due to related parties                                         (928,606)               765,777
     Increase in additional paid in capital                                            2,061,400                      -
                                                                                -----------------      -----------------
Net cash provided by financing activities                                                540,400              1,890,777
                                                                                -----------------      -----------------
Net increase in cash and cash equivalents                                                911,826                211,064

Cash and cash equivalents at beginning of period                                         272,297                 15,300
                                                                                -----------------      -----------------
Cash and cash equivalents at end of the period                                  $      1,184,123                226,364
                                                                                =================      =================

See accompanying notes to consolidated financial statements

                           LAHAINA ACQUISTIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                   (continued)

                                                                                  Six Months Ended       Six Months Ended
                                                                                   March 31, 2001        March 31, 2000
                                                                                  ----------------       ----------------

Supplemental disclosures of cash flow information:

Cash paid during period for interest                                            $                        $

Supplemental disclosures of non-cash transactions:
   Sale of Beachside Commons I, Inc.:
     Real estate held for sale                                                  $           -            $    3,650,000
     Notes payable assumed by purchaser                                         $           -            $   (1,547,894)
     Notes receivable                                                           $           -            $   (2,028,057)
     Other assets and liabilities assumed by purchaser, net                     $           -            $      (74,049)

   Other debt transactions
     Notes payable                                                              $           -            $      900,000
     Due to related parties                                                     $           -            $      900,000

Purchase of Swiss Air property
     Real estate held for sale                                                  $  (7,995,000)                        -
     Note receivable transferred to seller                                      $   2,450,000                         -
     Issuance of preferred stock                                                $   1,650,000                         -
     Issuance note payable to seller                                            $     385,000                         -
     Cancel repayment of stock subscription receivable                          $   1,010,000                         -
     Note payable assumed by Company                                            $   2,500,000                         -

Purchase of United Capital Mortgage
     Goodwill                                                                   $  (1,948,773)                        -
     Cash                                                                       $    (848,663)                        -
     Property and equipment                                                     $    (383,543)                        -
     Issuance of common stock                                                   $   1,050,000                         -
     Notes payable assumed                                                      $   2,000,000                         -

 Purchase of Cross Keys Capital
     Goodwill                                                                   $    (881,140)                        -
     Cash                                                                       $    (135,765)                        -
     Property and equipment                                                     $     (49,900)                        -
     Notes payable issued                                                       $     425,000                         -



                See accompanying notes to consolidated financial statements

                           LAHAINA ACQUISTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Six Months Ended March 31, 2001
                                   (unaudited)

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

2. Acquisitions, Divestitures and Merger Transactions

United Capital Mortgage Corporation

     Effective October 1, 2000 the Company purchased United Capital Mortgage Corporation ("United Mortgage"), a 15-year old mortgage operation. United has a network of 13 traditional branch offices in Colorado, Nevada and Florida and has a wholesale operation in New York. The Company believes the combination of traditional branches and cooperative branches will enhance its ability to compete for borrowers.

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

     The Company acquired the Property for three principal reasons. First, the Company purchased the Property in order for AMSI to meet asset requirements necessary to maintain its status as an approved HUD/FHA mortgage lender. Second, the Company wished to improve its balance sheet in order to allow United Mortgage and Cross Keys to expand their existing lines of credit Third, the Company owns five vacant lots in Swiss Air Estates and believes the circumstances of the sale of the Property will enhance its ability to sell these lots.

Peachtree Industrial Boulevard

     A creditor with a second lien on the property started foreclosure proceedings in a collection effort. The first lien holder initiated foreclosure proceedings to protect his interest and in early January of 2001 took the property in payment of the outstanding debt. The Company suffered no material economic impact as a result.

Athens Tennessee
    Due to the default in payments, the land was transferred back to the original owner and the Company accelerated the note receivable. As a result of the sale of the underlying collateral, the Company recognized approximately $530,000 in income.

3. Real Estate Held for Development

     Real estate held for development at December 31, 2000 consists of the following:

        Land held for development   $   503,410
        Costs to develop land           133,373
                                    -----------
                                    $   636,783
                                    ===========

4. Mortgage Loans held for Sale, net

     Mortgage loans held for sale in the amount of approximately $37,954,000 represent mortgages acquired by United Mortgage resulting from its mortgage brokerage operations and is offset by corresponding notes payable under its warehouse line.

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

Reconciliation of notes receivable at March 31, 2001

                                   Note             Deferred        Valuation        Notes Rec-
                                   Receivable         Gain          Allowance        eivable, Net
                                  -------------     -------------    -------------   -------------

Swiss Air                               600,000           600,000               --              --

Other                                    30,000                --               --          30,000
                                  -------------     -------------    -------------   -------------
Totals                            $     630,000     $     600,000    $          --   $      30,000
                                  =============     =============    =============   =============

6. Goodwill

     Goodwill represents the excess of cost over the net assets of acquired businesses and is amortized using the straight-line method over ten to fifteen years. Goodwill at March 31, 2001, consisted of the following:

        Purchase of United Mortgage                     $ 1,921,865
        Purchase of Accent Mortgage                       1,171,651
        Purchase of Paradigm Mortgage                       833,114
        Purchase of  Cross Keys Mortgage                    812,324
                                                        -----------
                                                        $ 4,738,954
        Less accumulated amortization                      (287,124)
                                                        -----------
        Goodwill, net                                   $ 4,451,830

7. Other Assets

     Other assets at March 31, 2001 consists of the following:

Prepaid expenses                                                $  132,860
Deposits                                                            60,170
Other                                                              202,926
                                                                ----------
                                                               $   395,956
                                                                ==========

     Prepaid expenses consist primarily of the unexpired portions of insurance policies purchased by the Company in the ordinary course of business and other normal business expenses paid in advance of their use.

8.Notes Payable - warehouse line

     Notes Payable - warehouse line in the amount of approximately $37,513,000 represents primarily advances taken by United Mortgage under its revolving financing agreement resulting from its mortgage brokerage operations and is offset by corresponding mortgage loans held for sale, net.

9. Notes Payable

    The Company has the following notes payable at March 31, 2001:

                                                                         2001
                                                                      ----------
Real estate indebtedness:

Note payable secured by certain parcels of land held for
development, due June 7, 2000. The Company believes it has a             550,000
binding agreement whereas the holder has taken title to Lot #4 and has agreed to a payment of $250,000 in full satisfaction of the note.  The holder disputes the terms of the agreement.

Note payable secured by first deed of trust on Swiss Air Estates, due November 2004. Monthly payments of $24,500 including interest.
Interest is payable at a rate of prime.                                2,500,000

                                                                    ------------
Total real estate indebtedness                                         3,050,000
                                                                    ------------


General corporate indebtedness:

8% Note payable due September 25, 2000. Company may elect to pay the note, plus accrued interest, with stock or cash. If the note is not paid on or before date, the Holder may require conversion.
The note is secured by shares of the Company's common stock equal
to the number of shares issuable upon conversion.                        525,000

8% Note payable due October 25, 2000. Company may elect to pay the note, plus accrued interest, with stock or cash. If the
note is not paid on or before date, the Holder may require
conversion. The note is secured by shares of The Company's common
stock equal to the number of shares issuable upon conversion.            500,000

8% Note payable due December 26, 2000. Company may elect to
pay the note, plus accrued interest, with stock or cash. If
the note is not paid on or before date, the Holder may require conversion. The note is secured by shares of The Company's common
stock equal to the number of shares issuable upon conversion.            475,000

Note payable secured by certain parcels of real estate, due
June, 2001. Interest only is payable monthly at a rate of 15%.           161,750

Note payable secured by certain parcels of real estate, due
June, 2001. Interest only is payable monthly at a rate of 15%.           350,000

Note payable secured by a certain condominium unit, due March,
2004. Monthly payment $2,183. Interest adjustable at 9.75%.              243,640

Note payable related to the United Mortgage acquisition, due on
February 14, 2001.  Payable in full plus Interest at 7%.                 250,000

Note payable related to the United Mortgage acquisition,
due December 14, 2001.  Payable in 12 monthly payments of
$77,673 including interest at 7%.                                        764,172

Note payable related to the Cross Keys acquisition, due April 23, 2001.
Payable in full including interest at 6%. Convertible to common stock.   400,000

Other                                                                    135,381
                                                                    ------------
Total general corporate indebtedness                                   3,804,943
                                                                    ------------
     Total notes payable                                              $6,854,943
                                                                    ============

Due to related parties and stockholder, due on demand                 $1,982,561
at varying interest rates.
                                                                    ------------
     Total due to related parties and stockholders                   $ 1,982,561
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

     In addition, the holder has brought an action against the Company for payment of $550,000 under the terms of a convertible note executed by the Company on January 7, 2000 which the holder claims is in default. This $550,000 note was secured by a first priority deed to secure debt on Lot 4 of the Swiss Air Estates and a second priority deed to secure debt on Lot 8 of Swiss Air Estates. The Company believes it has a binding agreement whereas the holder has taken title to Lot #4 and has agreed to a payment of $250,000 in full satisfaction of the note. The holder disputes the terms of the agreement.

     During the quarter ended March 31, 2001, Imperial Credit Finance, Inc., the warehouse line the Company acquired in the original consolidation, brought an action against the Company for approximately $500,000. The warehouse line has been outstanding and in default since the consolidation. The Company has been indemnified by the previous principal shareholders against any loss. To date, Imperial Credit Finance, Inc., holder of the warehouse line, has been unable to locate the original documents that constitute the collateral.

      A contractor that was involved in some of the real estate developments of the Company has filed an action against Accent/Peachtree Industrial Property, Inc.. The Company has negotiated a settlement in the amount of $ 77,424.96.

     The Company is also subject to various litigation in the ordinary course of business. In the opinion of management, resolution of such matters will not have a significant effect on the financial position of the Company.

11. Segment Information

     Prior to October 1, 2000,  the Company  operated in two business  segments:
Mortgage Brokerage and Real Estate Development. With the acquisition of United Mortgage in October 2000 (See Note R), the Company has added mortgage banking to its services which is included in the mortgage brokerage segment. A further description of each business segment, at September 30, 2000 and 1999, along with the corporate services area follows:

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

     The following sets forth certain financial information attributable to the Company's business segments as of March 31, 2001:

                                   Three Months       Six Months      Three Months      Six Months
                                       Ended             Ended            Ended            Ended
                                     March 31,         March 31,        March 31,        March 31,
                                        2001              2001             2000             2000
                                   -------------     -------------    -------------    -------------
Revenues
  Mortgage Brokerage               $  5,003,537      $  9,232,148     $  2,174,126     $  3,860,487
  Real Estate Development                     -                 -                -                -
  Corporate                                   -                 -                -                -
                                   -------------     -------------    -------------    -------------
                                   $  5,003,537     $   9,232,148     $  2,174,126     $  3,860,487
                                   =============    ==============    =============    =============

Operating profit (loss)
  Mortgage Brokerage              $     341,372     $    474,228      $     18,436     $    (45,744)
  Real Estate Development               (50,003)        (137,267)         (249,056)        (334,983)
  Corporate                            (398,012)      (1,028,486)         (548,362)        (960,799)
                                  --------------    -------------     -------------    -------------
                                  $    (106,643)    $   (691,525)     $   (778,982)    $ (1,341,526)
                                  ==============    =============     =============    =============

Depreciation and amortization
  Mortgage Brokerage              $     114,680      $   225,221      $                $     21,872
  Real Estate Development                     -                -                 -                -
  Corporate                               6,306           12,945            26,129           24,989
                                  --------------   --------------     -------------   --------------
                                  $     120,986    $     238,166      $     26,129    $      46,861
                                  ==============   ==============     =============   ==============

Identifiable assets
  Mortgage Brokerage                                $ 47,936,405                       $  5,053,819
  Real Estate Development                                631,531                          3,453,639
  Corporate                                            5,317,365                          2,044,225
                                                    -------------                      -------------
                                                    $ 53,885,302                       $ 10,551,683
                                                    =============                      =============

Capital expenditures
  Mortgage Brokerage                                $          -                      $           -
  Real Estate Development                                      -                                  -
  Corporate                                              201,005                             14,200
                                                    -------------                      -------------
                                                    $    201,005                      $      14,200
                                                    =============                      =============

12. Subsequent Events

     On April 20, 2001, the Company announced its intention to spin-off the mortgage banking and brokerage operations into a separate public company, to be called United Capital Mortgage Corporation. Lahaina will continue to operate a Georgia-based real estate development company.

      In April, 2001, approximately $520,000 in debt was converted to equity. An additional $200,000 in equity was received from an independent director.

      In April, the Company filed an S-8 Registration Statement outlining the Company's Stock Purchase Plan.

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

Results of Operations

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2000

Revenues

     Revenues for the mortgage operation for the quarter ended March 31, 2001, totaled $5,003,537 compared to $2,174,126 for the quarter ended March 31, 2000. This increase of $2,229,411 or 80.4% was due to the acquisitions of United Mortgage, Paradigm and Cross Keys which occurred after December 31, 1999. Revenues generated by these three acquisitions during the quarter ended March 31, 2001, totaled $3,461,242, indicating that revenue from existing Accent operations declined by $631,831 or 29.1%. The decline in revenue from existing Accent operations was due primarily to the closing of several unprofitable branches. Real estate revenue for the quarter ended March 31, 2001 was down $600,000 from the quarter ended March 31, 2000. Due to the type of projects currently under development, the Company does not anticipate that revenue from real estate activities will necessarily be consistent from period to period.

Operating Expenses

     Operating expenses for the quarter ended March 31, 2001 totaled $5,110,180 compared to $2,953,108 for the quarter ended March 31, 2000. This increase of $2,157,072 or 73.0% was due to the acquisitions of United Mortgage, Paradigm and Cross Keys which occurred after December 31, 1999. Operating expenses generated by these three acquired companies during the quarter ended March 31, 2001, totaled $3,110,200, indicating that operating expenses from existing operations declined by $952,699 or 32.3%. The principal components of operating expenses for the company as a whole for the quarter ended March 31, 2001 were broker commissions ($2,717,382 or 45.2% of total operating expenses), salaries and employee benefits ($1,248,854 or 20.8%of total operating expenses), general and administrative ($691,396 or 13.5% of total operating expenses) and professional fees ($144,318 or 2.4% of total operating expenses). The decreases in expenses for existing operations can be attributed both to the consolidation of facilities and personnel and the closing of several unprofitable branches.

Operating Loss

     Operating loss for the quarter ended March 31, 2001 totaled $106,643 compared to an operating loss of $178,982 for the quarter ended March 31, 2000. This decrease in operating loss of $72,339 was, in part, due to additional revenue generated from the acquisitions of United Mortgage and Cross Keys which occurred during the quarter ended December 31, 2000 and through the consolidation of facilities and personnel thereby reducing operating expenses. These operating losses were more than offset by other income generated by the Company. In addition, the Company expects to generate increased revenues since, with the acquisition of United Mortgage, the Company now has the ability to bundle and sell pools of mortgages, rather than having to sell each mortgage separately.

Other Expense (Income)

During the quarter ended March 31, 2001, the Company recorded interest income of approximately $554,113 compared to approximately $55,000 for the quarter ended March 31, 2000. This increase of approximately $499,113 is primarily due to mortgage interest income generated by the operations of United Mortgage and is partially offset by interest expense generated by the Company's warehouse line of credit. There was no comparable business operation during the quarter ended March 31, 2000. During the quarter ended March 31, 2000 the Company recorded $578,294 in other income from the sale of the collateral held as collateral by the Company related to certain property located in Athens, Tennessee. The collateral was sold to offset the note receivable when the note was accelerated due to default.

     During the quarter ended March 31, 2001, the Company recorded interest expense of approximately $710,938 compared to approximately $203,400 for the quarter ended March 31, 2000. This increase of approximately $507,538 is primarily due to interest expense generated by the operations of United Mortgage as mortgages are originated by borrowings against the Company's warehouse line of credit and is partially offset by interest income generated by the Company's mortgage origination operations. There was no comparable business operation during the quarter ended March 31, 2000.

Net Income

     The Company recorded net income of $825,353 for the quarter ended March 31, 2001 compared to net income of $103,782 for the quarter ended March 31, 2000. Basic and diluted earnings per share for the quarter ended March
31, 2001, were $.04 Basic and diluted earnings per share for the quarter ended March 31, 2000, were $.01.

FOR THE SIX MONTH PERIOD ENDED MARCH 31, 2001 COMPARED TO THE SIX MONTH PERIOD ENDED MARCH 31, 2000

Revenues

     Revenues for the Company for the six-month period ended March
31, 2001, totaled $9,232,148 compared to $4,460,487 for the six-month period ended March 31, 2000. This increase of $4,771,661 or 107% was due to the acquisitions of United Mortgage, Paradigm and Cross Keys which occurred after December 31, 1999. Revenues generated by these three acquisitions during the quarter ended March 31, 2001, totaled $6,253,287, indicating that revenue from existing Accent operations declined by $881,626 or 22.8%. The decline in revenue from existing Accent operations was due primarily to the closing of several unprofitable branches. Real estate revenue for the six-month period March 31, 2001 was down $600,000 from the six-month period ended March 31, 2000. Due to the type of projects currently under development, the Company does not anticipate that revenue from real estate activities will necessarily be consistent from period to period.

Operating Expenses

     Operating expenses for the six-month period ended March 31, 2001 totaled $9,923,673 compared to $5,202,013 for the six-month period ended March 31, 2000. This increase of $4,721,660 or 90.8% was due to the acquisitions of United Mortgage, Paradigm and Cross Keys which occurred after December 31, 1999. Operating expenses generated by these three acquired companies during the quarter ended March 31, 2001, totaled $4,856,852, indicating that operating expenses from existing operations decreased by $135,192 or 2.5%. These decreases in expenses from existing operationgs can, in part, be attributed to the consolidation of facilities and personnel thereby reducing operating expenses.

Operating Loss

     Operating losses for the six-month period ended March 31, 2001 totaled $691,525 compared to an operating loss of $741,526 for the six-month period ended March 31, 2000. This decrease in operating loss of $50,001 was, in part, due to the acquisitions of United Mortgage and Cross Keys which occurred during the quarter ended December 31, 2000 and through the consolidation of facilities and personnel thereby reducing operating expenses. These operating losses were more than offset by other income generated by the Company. In addition, the Company expects to generate increased revenues since, with the acquisition of United Mortgage, the Company now has the ability to bundle and sell pools of mortgages, rather than having to sell each mortgage separately.

Other Expense (Income)

During the six-month period ended March 31, 2001, the Company recorded interest income of approximately $1,137,359 compared to approximately $56,000 for the six-month period ended March 31, 2000. This increase of approximately $1,081,359 is primarily due to mortgage interest income generated by the operations of United Mortgage and is partially offset by interest expense generated by the Company's warehouse line of credit. There was no comparable business operation during the six-month period ended March 31, 2000. During the six-month period ended March 31, 2001, the Company recorded a gain of approximately $850,000 on the exchange of a note receivable, on which the Company placed a reserve during the year ended September 31, 2000, for certain real property. The note receivable was valued as consideration by the seller of the real property at $2,450,000, which is $550,000 below the $3,000,000 face value of the note receivable. There was no comparable transaction during the six-month period ended March 31, 2000.During the six-month period ended March 31, 2000 the Company recorded $578,294 in other income from the sale of the collateral held as collateral by the Company related to certain property located in Athens, Tennessee. The collateral was sold to offset the note receivable when the note was accelerated due to default.

     During the six-month period ended March 31, 2001, the Company recorded interest expense of approximately $1,432,993 compared to approximately $381,972 for the six-month period ended March 31, 2000. This increase of approximately $1,051,021 is primarily due to interest expense generated by the operations of United Mortgage as mortgages are originated by borrowings against the Company's warehouse line of credit and is partially offset by interest income generated by the Company's mortgage origination operations. There was no comparable business operation during the six-month period ended March 31, 2000.

Net Income

     The Company recorded net income of $1,123,576 for the six-month period ended March 31, 2001 compared to a net loss of ($566,344) for the six-month period ended March 31, 2000. Basic and diluted earnings per share for the six-month period ended March 31, 2001, were $.06.

Liquidity and Capital Resources

     The Company used cash from operating activities totaling $411,997 for the six-month period ended March 31, 2001. The principal component of cash generated in operating activities was the Company's net income of $1,123,576. Increases in mortgage loans held for sale ($682,217) and accrued expenses ($335,402)offset decrease in accounts payable ($795,680). A non-cash gain on the exchange of a note receivable was generated in the amount of $851,000 offset these favorable changes.

      The Company used cash from operating activities totaling $1,665,513 for the six-month period ended March 31, 2000. The principal component of cash used in operating activities was the Company's net loss of $(566,344).
Increases in restricted cash ($260,000) and amounts due from former shareholders of Accent Mortgage Services, Inc. offset proceeds from the sale of real estate held for development ($600,000) as well as increases in accounts payable and accrued expenses ($671,234) and accrued interest ($166,635).

      The Company provided cash from investing activities totaling $783,423 for the six-month period ended March 31, 2001. The principal component of cash provided cash from investing activities was cash obtained in the acquisitions of United Mortgage and Cross Keys in the amount of $984,828. This amount was reduced by $201,005 used for the purchase of property and equipment.

     Cash provided by financing activities totaled $540,443 for the six-month period ended March 31, 2001. This amount consisted of $56,787 from proceeds from issuance of notes payable offset by $649,138 repayments on notes payable. Amounts due to related parties decreased $928,606. Additional paid in capital contributed $2,061,400 to cash flow from financing activities.

      Cash provided by financing activities totaled $1,891,777 for the six-month period ended March 31, 2000. This amount consisted of $2,030,000 from proceeds from issuance of notes payable offset by $905,000 repayments on notes payable. Amounts due to related parties increased $766,777.

     Management's plan is to continue to restructure or refinance its existing obligations, increase the volume of mortgage loans brokered through its mortgage operations, develop and sell its various parcels of real estate and, ultimately, to maintain sustainable profitability and positive cash flow.

      The Company converted $2,061,353 in debt to equity through the issuance of 2,484,817 shares of common stock.

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

           None.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

A.         Exhibits

           Exhibit No.      Description of Exhibit

27.1       Financial Data Schedule

B.  Reports on Form 8-K

      During the quarter ended March 31, 2001, the Company filed with the Commission the following reports on Form 8-K:

     Current Report on Form 8-K dated January 5, 2001 and filed with the Commission on January 5, 2001 to disclose the particulars involved in the acquisition of the personal residence of the Chairman and Chief Executive Officer and to disclose the disposition of the Peachtree Industrial Boulevard property.

     Current Report on Form 8-K/A dated January 19, 2001 and filed with the Commission on January 19, 2001 to clarify a previous filing about the acquisition of United Capital Mortgage, Inc. by the Company.

     During the quarter ended March 31, 2001, the Company filed with the Commission the following reports on Form S-8:

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LAHAINA ACQUISITIONS, INC.

Dated: May 2, 2001                      By: /s/ L. Scott Demerau
------------------------                      ----------------------------------
                                              L. Scott Demerau
                                              President and Chief Executive
                                              Office

            Financial Data Schedule


     This Schedule contains summary financial information extracted from the consolidated unaudited financial statements of Lahaina Acquisitions, Inc. for the six-month period ended March 31, 2001, and is qualified in its entirety by reference to such consolidated unaudited financial statements.