Form 10-Q
period 2001-06-30
LAHAINA ACQUISITIONS INC
filed 2001-08-14
CIK 855684

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

         (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                 June 30, 2001

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


                        2500 Northwinds Parkway, Suite 350

                            Alpharetta, Georgia 30004

                    (Address of Principal Executive Offices)

                                 (770) 754-6140

              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of outstanding shares of the Registrant's Common Stock, no par value per share, was 23,114,493 on August 10, 2001.

                           LAHAINA ACQUISITIONS, INC.

                                   FORM 10-Q
                                      INDEX
                         PART I. FINANCIAL INFORMATION

                                                                      Page
                                                                   ----------
Item 1.      Financial Statements

             Consolidated Balance Sheets as of June 30, 2001
               and September 30, 2000                                  3

             Consolidated Statements of Operations for the Three
               and Nine Months Ended June 30, 2001 and
               June 30, 2000                                           4

             Consolidated Statement of Stockholders' Equity            5

             Consolidated Statements of Cash Flows for the Nine
               Months Ended June 30, 2001 and June 30, 2000            6

             Notes to Consolidated Financial Statements                8

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    14


                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings                                        18

Item 2.      Changes in Securities and Use of Proceeds                18

Item 3.      Defaults upon Senior Securities                          18

Item 4.      Submission of Matters to a Vote of Security Holders      18

Item 5.      Other Information                                        18

Item 6.      Exhibits and Reports on Form 8-K                         18

             Signatures                                               19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           LAHAINA ACQUISITIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                   June 30,       September 30,
                                                                                      2001             2000
                                                                                ---------------   --------------
ASSETS
Cash and cash equivalents                                                        $  1,630,706     $    272,297
Real estate held for sale                                                           7,995,000                -
Real estate held for development                                                      246,565        3,139,138
Foreclosed real estate                                                                143,960          143,960
Mortgage loans held for sale, net of allowance for doubtful accounts               48,332,630                -                -
Property and equipment, net                                                         1,120,142          201,818
Accounts Receivable                                                                   628,740                -
Note receivable, net                                                                   30,000        1,563,157
Due from related party                                                                      -           57,816
Goodwill, net                                                                       4,374,130        1,575,433
Other assets                                                                          435,000          530,131
                                                                                ---------------   --------------
         Total assets                                                            $ 64,936,873      $ 7,483,750
                                                                                ===============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
    Accounts payable and accrued expenses                                        $  2,439,838      $ 2,146,968
    Accrued interest payable                                                          960,602          472,350
    Notes payable - warehouse line                                                 47,829,047          642,442
    Notes payable                                                                   5,230,978        5,581,253
    Due to related parties and stockholders                                         1,812,761        2,255,269
    Deferred revenue                                                                        -           65,710
                                                                                ---------------   --------------
         Total liabilities                                                         58,273,226       11,163,992
                                                                                ---------------   --------------
 Commitments and contingencies
 Redeemable stock:
    Common stock, no par value; 1,550,000 shares issued and
    outstanding at June 30, 2001 and September 30, 2000, entitled to redemption
    under certain circumstances                                                      (524,380)        (421,145)

                                                                                ---------------   --------------
Stockholders' equity (deficit):
    Preferred series B convertible stock, 2,000,000 shares authorized,
    1,650,000 shares issued and outstanding, convertible into common stock          1,650,000                -
    at $1.47 per share
    Common stock, no par value, 800,000,000 shares authorized, 21,163,510 and 15,305,763 shares issued and outstanding at June 30, 2001 and
    September 30, 2000, respectively                                                        -                -
    Additional paid in capital                                                      6,540,742          883,465
    Accumulated deficit                                                            (1,002,715)      (3,142,562)
                                                                                ---------------   --------------
                                                                                    7,188,027       (2,259,097)
    Less:  Subscriptions receivable                                                                  1,000,000
                                                                                ---------------   --------------
    Total Stockholder's equity                                                      7,188,027       (3,259,097)
                                                                                ---------------   --------------
         Total liabilities and stockholders' equity (deficit)                    $ 64,936,873      $ 7,483,750
                                                                                ===============   ==============

                See accompanying notes to consolidated financial statements

                           LAHAINA ACQUISITIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                              Three Months     Nine Months    Three Months      Nine Months
                                                  Ended           Ended           Ended            Ended
                                                 June 30,        June 30,        June 30,         June 30,
                                                   2001            2001            2000             2000
                                              -------------  -------------  -------------   --------------
 Revenue:
     Mortgage brokerage services               $ 6,341,204    $16,612,844    $ 2,893,131     $  6,753,618
     Real estate sales                             490,763        490,763      2,000,000        3,750,000
                                              -------------  -------------  -------------   --------------
          Total revenue                          6,831,967     17,103,607      4,893,131       10,503,618
                                              -------------  -------------  -------------   --------------
Operating expenses:
     Broker commissions                          2,838,232      7,941,566      2,502,567        5,796,186
     Cost of real estate sold                       53,314         53,314        498,086          693,615
     Salaries and employee benefits              1,260,697      3,751,883        614,548        1,268,938
     General and administrative                  1,520,085      3,735,470        275,517          965,226
     Professional expenses                         228,715        567,478        178,927          481,802
     Occupancy expense                             166,868        529,677         39,410          117,659
     Amortization of goodwill                       78,192        231,297         27,271           60,048
     Property taxes                                  1,462         34,406              -                -
     Depreciation and amortization                  42,365        127,427         19,727           33,811
                                              -------------  -------------  -------------   --------------
          Total operating expenses               6,189,930     16,972,518      4,156,053        9,417,285
                                              -------------  -------------  -------------   --------------
Operating income                                   642,037        131,089        737,078        1,086,333

Other expense (income):
     Gain on sale of note receivable                     -       (851,062)             -                -
     Interest income                                (4,126)      (101,993)       (15,000)         (15,000)
     Other income                                 (610,123)    (2,577,546)       (85,000)        (470,094)
     Interest expense                              240,015        814,093        191,870          573,842
     Other expense                                       -        707,750        172,058                -
                                              -------------  -------------  -------------   --------------
                                                  (374,234)    (2,008,758)       263,928           88,748
                                              -------------  -------------  -------------   --------------
Income before income taxes                       1,016,271      2,139,847        473,150          997,585
Income tax (benefit) expense                             -              -               -               -
                                              -------------  -------------  -------------   --------------
Net income                                     $ 1,016,271   $  2,139,847   $    473,150    $     997,585
                                              =============  =============  =============   ==============
Basic earnings per share                       $      0.05   $       0.11   $       0.03    $        0.08
                                              =============  =============  =============   ==============
Diluted earnings per share                     $      0.04    $      0.05   $       0.03    $        0.06
                                              =============  =============  =============   ==============
Weighted average shares outstanding - basic     20,232,132     17,963,934     13,557,769       13,226,360
                                              =============  =============  =============   ==============
Weighted average shares outstanding - diluted   23,215,398     22,845,568     18,306,917       17,874,252
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

                           LAHAINA ACQUISITIONS, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                               Additional
                                         Common Stock        Preferred Stock    Paid-in       Accumulated
                                      Shares    Amount    Shares   Amount       Capital         Deficit        Total
                                   ----------- -------- -------  ------------  ------------  -------------  ------------

Balance at September 30, 2000      15,305,763  $     --      --  $         --  $  (116,535)  $(3,142,562)   $(3,259,097)

Collect subscriptions receivable      700,000        --      --            --    1,000,000            --      1,000,000

Preferred stock issued on purchase
of real property                           --        --  1,650,000  1,650,000           --            --      1,650,000

Common stock issued on purchase
of United Mortgage                    951,780        --      --            --    1,806,839            --      1,806,839

Stock issued in exchange for debt   4,205,967        --      --            --    3,850,438            --      3,850,438

Net income                                 --        --      --            --            -     2,139,847      2,139,847
                                   ---------- ---------  --------- ----------  ------------  -------------  ------------
Balance at June 30, 2001           21,163,510 $      --  1,650,000 $1,650,000  $ 6,540,742   $(1,002,715)   $ 7,188,027



                See accompanying notes to consolidated financial statements

                           LAHAINA ACQUISITIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                Nine Months Ended      Nine Months Ended
                                                                                  June 30, 2001          June 30, 2000
                                                                                -----------------      -----------------
Cash Flows From Operating Activities:
Net income                                                                      $      2,139,847        $       997,585
   Depreciation and amortization                                                         358,724                 93,859
     Income related to restructuring of convertible notes                                      -               (147,438)
     Income relating to forgiveness of debt                                                    -               (135,241)
     Valuation adjustment relating to note receivable                                          -                (34,296)
     Gain on sale relating to note receivable                                           (851,062)
     Gain on sale of real estate held for development                                   (327,763)            (1,965,604)
     Gain on sale of option to acquire real estate                                             -             (1,090,781)
     Interest income accrued on notes related to real estate sales                             -                (60,750)
     Proceeds from sale of real estate held for development                                    -                600,000
     (Increase) decrease in:
         Restricted cash                                                                (446,584)              (423,637)
         Restricted certificates of deposit                                                    -                   (358)
         Accounts receivable                                                              16,718                      -
         Mortgage loans held for sale                                                    (62,243)                     -
         Real estate held for sale                                                       390,218                      -
         Options to acquire real estate                                                        -               (344,679)
         Other assets                                                                   (239,044)              (219,102)
         Amounts due from former shareholders of Accent Mortgage
                       Services, Inc. under indemnity                                          -               (284,472)
     (Decrease) increase in:
         Accounts payable, accrued expenses and other liabilities                         (6,876)               543,786
         Accrued interest payable                                                       (148,379)               266,597
         Deferred revenue                                                                      -               (16,251)
         Costs associated with development of real estate                                      -               (962,398)
                                                                                -----------------      -----------------
Net cash (used) provided in operating activities                                         823,556             (3,183,180)
                                                                                -----------------      -----------------
Cash Flows from Investing Activities:
     Purchase of property and equipment                                                 (599,378)               (14,200)
     Cash acquired in acquisitions                                                       984,428                      -
                                                                                -----------------      -----------------
Net cash (used) providedng activities                                                    385,050                (14,200)
                                                                                -----------------      -----------------
Cash Flows from Financing Activities:
     Proceeds from the issuance of notes payable                                       1,274,783              3,626,616
     Repayment of notes payable                                                         (955,180)            (1,090,943)
     (Decrease) increase in amounts due to related parties                              (169,800)               653,181
     Proceeds from exercise of stock options                                                   -                 17,500
                                                                                -----------------      -----------------
Net cash (used) provided by financing activities                                         149,803              3,206,354
                                                                                -----------------      -----------------
Net increase in cash and cash equivalents                                              1,358,409                  8,974

Cash and cash equivalents at beginning of period                                         272,297                 15,300
                                                                                -----------------      -----------------
Cash and cash equivalents at end of the period                                  $      1,630,706                 24,274
                                                                                =================      =================

See accompanying notes to consolidated financial statements

                           LAHAINA ACQUISITIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                   (continued)

                                                                                  Nine Months Ended      Nine Months Ended
                                                                                    June 30, 2001          June 30, 2000
                                                                                  ----------------       ----------------

Supplemental disclosures of cash flow information:

Cash paid during period for interest                                            $   1,500,000            $      385,422

Supplemental disclosures of non-cash transactions:
   Sale of Beachside Commons I, Inc.:
     Real estate held for sale                                                  $           -            $    3,650,000
     Notes payable assumed by purchaser                                         $           -            $   (1,547,894)
     Notes receivable                                                           $           -            $   (2,028,057)
     Other assets and liabilities assumed by purchaser, net                     $           -            $      (74,049)

   Sale of lots
     Gross sales price                                                          $           -            $   (2,000,000)
     Note to related party assumed by purchaser                                 $           -            $      506,750
     Notes payable assumed by purchaser                                         $           -            $      893,250
     Note receivable                                                            $           -            $      600,000

   Sale of option to acquire real estate
     Gross sales price                                                          $           -            $   (1,150,000)
     Notes receivable                                                           $           -            $      900,000
     Debt forgiveness                                                           $           -            $      250,000

   Purchase of Paradigm
     Goodwill                                                                   $           -            $     (746,001)
     Property and equipment                                                     $           -            $     (155,058)
     Issuance of common stock                                                   $           -            $      901,059

   Other financing transactions
     Notes payable                                                              $           -            $   (2,175,000)
     Due to related parties and stockholders                                    $           -            $    2,175,000

     Warrants issued in lieu of cash for debt issuance costs                    $           -            $     (302,731)
     Other assets                                                               $           -            $      302,731

Purchase of Swiss Air property
     Real estate held for sale                                                  $  (7,995,000)                        -
     Note receivable transferred to seller                                      $   2,450,000                         -
     Issuance of preferred stock                                                $   1,650,000                         -
     Issuance note payable to seller                                            $     385,000                         -
     Cancel repayment of stock subscription receivable                          $   1,000,000                         -
     Note payable assumed by Company                                            $   2,500,000                         -

Purchase of United Capital Mortgage
     Goodwill                                                                   $  (1,948,773)                        -
     Cash                                                                       $    (848,663)                        -
     Property and equipment                                                     $    (383,543)                        -
     Issuance of common stock                                                   $   1,050,000                         -
     Notes payable assumed                                                      $   2,000,000                         -

 Purchase of Cross Keys Capital
     Goodwill                                                                   $    (881,140)                        -
     Cash                                                                       $    (135,765)                        -
     Property and equipment                                                     $     (49,900)                        -
     Notes payable issued                                                       $     425,000                         -



                See accompanying notes to consolidated financial statements

                           LAHAINA ACQUISITIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Nine Months Ended June 30, 2001
                                   (unaudited)

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

2. Acquisitions, Divestitures and Merger Transactions

United Capital Mortgage Corporation

     Effective October 1, 2000 the Company purchased United Capital Mortgage Corporation ("United Mortgage"), a 15-year old mortgage operation. United Mortgage has a network of 13 traditional branch offices in Colorado, Nevada and Florida and has a wholesale operation in New York. The Company believes the combination of traditional branches and cooperative branches will enhance its ability to compete for borrowers.

Cross Keys Capital

     Lahaina acquired Cross Keys Capital, LP ("Cross Keys") of Hershey, Pennsylvania on October 24, 2000. The acquisition marked the entry into the traditional construction financing arena. This is in contrast to the existing brokerage mortgage operation.

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

     The Company acquired the Property for three principal reasons. First, the Company purchased the Property in order for Accent Mortgage Services, Inc. ("AMSI") to meet asset requirements necessary to maintain its status as an approved HUD/FHA mortgage lender. Second, the Company wished to improve its balance sheet in order to allow United Mortgage and Cross Keys to expand their existing lines of credit Third, the Company owns five vacant lots in Swiss Air Estates and believes the circumstances of the sale of the Property will enhance its ability to sell these lots.

3. Real Estate Held for Development

     Real estate held for development at June 30, 2000 consists of the following:

        Land held for development   $   113,192
        Costs to develop land           133,373
                                    -----------
                                    $   246,565
                                    ===========

4. Mortgage Loans held for Sale, net

     Mortgage loans held for sale in the amount of approximately $48,332,630 represent mortgages acquired by United Mortgage resulting from its mortgage brokerage operations and is offset by corresponding notes payable under its warehouse line.

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

Reconciliation of notes receivable at June 30, 2001

                                   Note             Deferred        Valuation        Notes Rec-
                                   Receivable         Gain          Allowance        eivable, Net
                                  -------------     -------------    -------------   -------------

Swiss Air                               322,000           322,000               --              --

Other                                    30,000                --               --          30,000
                                  -------------     -------------    -------------   -------------
Totals                            $     352,000     $     322,000    $          --   $      30,000
                                  =============     =============    =============   =============


6. Goodwill

     Goodwill represents the excess of cost over the net assets of acquired businesses and is amortized using the straight-line method over ten to fifteen years. Goodwill at June 30, 2001, consisted of the following:

        Purchase of United Mortgage                     $ 1,921,865
        Purchase of Accent Mortgage                       1,172,143
        Purchase of Paradigm Mortgage                       833,114
        Purchase of Cross Keys                              812,324
                                                        -----------
                                                          4,739,446
        Less accumulated amortization                      (365,316)
                                                        -----------
        Goodwill, net                                   $ 4,374,130

7. Other Assets

     Other assets at June 30, 2001 consists of the following:

Prepaid expenses                                                $  207,837
Deposits                                                            50,670
Other                                                              176,493
                                                                ----------
                                                               $   435,000
                                                                ==========

     Prepaid expenses consist primarily of the unexpired portions of insurance policies purchased by the Company in the ordinary course of business and other normal business expenses paid in advance of their use.

8.Notes Payable - warehouse line

     Notes Payable - warehouse line in the amount of approximately $47,829,047 represents primarily advances taken by United Mortgage under its revolving financing agreement resulting from its mortgage brokerage operations and is offset by corresponding mortgage loans held for sale, net.

9. Notes Payable

    The Company has the following notes payable at June 30, 2001:

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

Note payable secured by first deed of trust on Swiss Air Estates.
Monthly payments of $24,500 including interest.  Interest is
payable at a rate of prime.                                            2,500,000

                                                                    ------------
Total real estate indebtedness                                         3,050,000
                                                                    ------------
General corporate indebtedness:

8% Note payable due September 25, 2000. Company may elect to pay the note, plus accrued interest, with stock or cash. If the note is not paid on or before date, the Holder may require conversion.
The note is secured by shares of the Company's common stock equal
to the number of shares issuable upon conversion.                        425,000

8% Note payable due December 26, 2000. Company may elect to
pay the note, plus accrued interest, with stock or cash. If
the note is not paid on or before date, the Holder may require conversion. The note is secured by shares of The Company's common
stock equal to the number of shares issuable upon conversion.            425,000

Note payable secured by certain parcels of real estate, due
September, 2001. Interest only is payable monthly at a rate of 15%.      339,442

Note payable related to the United Mortgage acquisition, due on
February 14, 2001.  Payable in full plus Interest at 7%.                 250,000

Note payable related to the United Mortgage acquisition,
due December 14, 2001.  Payable in 12 monthly payments of
$77,673 including interest at 7%.                                        649,482

Other                                                                     92,053
                                                                    ------------
Total general corporate indebtedness                                   2,180,977
                                                                    ------------
     Total notes payable                                              $5,230,977
                                                                    ============

Due to related parties and stockholder, due on demand                 $1,812,761
at varying interest rates.
                                                                    ------------
     Total due to related parties and stockholders                   $ 1,812,761
                                                                    ============

Conversion Provisions on the Convertible Notes

     The terms of the 8% convertible notes issued by the Company for general corporate indebtedness state that the notes may be converted by the holder at any time, and contain certain other conversion provisions. The conversion price of these notes is equal to 110% of the average closing bid price for the five
(5) trading days immediately prior to the original issuance of the note. Conversion prices for the $425,000 and $425,000 notes are $2.75 and $2.03, respectively. Conversion would therefore result in issuance of 154,505 and 209,360 common shares, respectively.

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

     During the quarter ended June 30, 2001, Imperial Credit Finance, Inc., the warehouse line the Company acquired in the original consolidation, brought an action against the Company for approximately $500,000. The warehouse line has been outstanding and in default since the consolidation. The Company has been indemnified by the previous principal shareholders against any loss. To date, Imperial Credit Finance, Inc., holder of the warehouse line, has been unable to locate the original documents that constitute the collateral.

     A contractor that was involved in some of the real estate developments of the Company has filed an action against Accent/Peachtree Industrial Property, Inc.. The Company has negotiated a settlement; the amount owed at this time is $37,424.96.

     In 1998 former management of Accent Mortgage purchased loans from SGE. SGE apparently double sold loans, delivering them also to individual investors or investor groups. SGE then went into bankruptcy. These loans are 100% reserved for on AMSI's books.

     In 1996, IndyMac purchased a loan from AMSI for approximately $350,000. IndyMac subsequently foreclosed on the subject property and have put in a claim for a $200,000 loss. The Company contests the loss based upon the fact that IndyMac did not properly or timely notify and confirm the foreclosure sale. In Georgia, this confirmation is necessary to pursue any deficiency.

     The Company is also subject to various litigation in the ordinary course of business. In the opinion of management, resolution of such matters will not have a significant effect on the financial position of the Company.

11. Segment Information

     Prior to October 1, 2000,  the Company  operated in two business  segments:
Mortgage Brokerage and Real Estate Development. With the acquisition of United Mortgage in October 2000, the Company has added mortgage banking to its services which is included in the mortgage brokerage segment. A further description of each business segment at September 30, 2001 and 2000, along with the corporate services area follows:

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

    The following sets forth certain financial information attributable to the Company's business segments as of June 30, 2001:

                                   Three Months       Nine Months      Three Months     Nine Months
                                       Ended             Ended             Ended            Ended
                                      June 30,          June 30,          June 30,         June 30,
                                        2001              2001              2000             2000
                                   -------------     -------------    -------------    -------------
Revenues
  Mortgage Brokerage               $  6,341,204      $ 16,612,844      $ 2,893,131     $  6,753,618
  Real Estate Development               490,763           490,763        2,000,000        3,750,000
  Corporate                                   -                 -                -                -
                                   -------------     -------------    -------------    -------------
                                   $  6,831,967     $  17,103,607     $  4,893,131     $ 10,503,618
                                   =============    ==============    =============    =============

Operating profit (loss)
  Mortgage Brokerage              $     650,829     $   1,305,635     $     32,020     $    (13,724)
  Real Estate Development               378,945           241,679        1,387,775        2,743,573
  Corporate                            (387,737)       (1,416,225)        (682,717)      (1,643,516)
                                  --------------    --------------    -------------    -------------
                                  $     642,037    $      131,089     $    737,078    $   1,086,333
                                  ==============    ==============    =============    =============

Depreciation and amortization
  Mortgage Brokerage              $     114,251      $    339,473     $     40,531    $      76,377
  Real Estate Development                     -                 -                -                -
  Corporate                               6,306            19,251            6,467           17,482
                                  --------------   ---------------    -------------   --------------
                                  $     120,557    $      358,724     $     46,998    $      93,859
                                  ==============   ===============    =============   ==============

Identifiable assets
  Mortgage Brokerage                                $  55,391,785                      $  5,060,037
  Real Estate Development                                 927,970                         3,660,305
  Corporate                                             8,617,118                         2,497,160
                                                    --------------                     -------------
                                                    $  64,936,873                      $ 11,217,502
                                                    ==============                     =============

Capital expenditures
  Mortgage Brokerage                                $     599,378                     $           -
  Real Estate Development                                       -                                 -
  Corporate                                                     -                                 -
                                                    --------------                     -------------
                                                    $     599,378                     $           -
                                                    ==============                     =============

12. Subsequent Events

     None

13.  Income Taxes

The Company files a consolidated income tax return with its subsidiaries. No current provision for income taxes has been provided since the Company has sufficient net tax operating losses to offset any current taxable income. Deferred income tax assets at June 30, 2001 have been fully offset by a valuation allowance as the Company has not demonstrated the sustained profitability necessary to record such asset.

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

Results of Operations

FOR THE THREE MONTH PERIOD ENDED June 30, 2001 COMPARED TO THE THREE MONTH PERIOD ENDED June 30, 2000

Revenues

     Revenues for the mortgage operation for the quarter ended June 30, 2001, totaled $6,341,204 compared to $2,893,131 for the quarter ended June 30, 2000. This increase of $3,448,073 or 119% was due to the acquisitions of United Mortgage and Cross Keys which occurred after December 31, 1999. Revenues generated by these two acquisitions during the quarter ended June 30, 2001, totaled $4,290,208, indicating that revenue from existing Accent operations declined by $842,134 or 29.1%. The decline in revenue from existing Accent operations was due primarily to the closing of several unprofitable branches. Real estate revenue for the quarter ended June 30, 2001 totaled $490,763 compared to $2,000,000 for the quarter ended June 30, 2000. This decrease of $1,509,237 was, in part, due to the downsizing of the real estate division. Due to the eventual elimination of the real estate division, the Company does not anticipate that revenue from real estate activities will necessarily be consistent from period to period.

Operating Expenses

     Operating expenses for the quarter ended June 30, 2001 totaled $6,189,930 compared to $4,156,053 for the quarter ended June 30, 2000. This increase of $2,033,877 or 48.9% was due to the acquisitions of United Mortgage and Cross Keys which occurred after December 31, 1999. Operating expenses generated by these two acquired companies during the quarter ended June 30, 2001, totaled $3,714,629 indicating that operating expenses from existing operations declined by $1,730,752 or 41.6%. The principal components of operating expenses for the company as a whole for the quarter ended June 30, 2001 were broker commissions ($2,838,232 or 46.2% of total operating expenses), salaries and employee benefits ($1,260,697 or 20.5%of total operating expenses), general and administrative ($1,520,085 or 24.8% of total operating expenses) and professional fees ($228,715 or 3.7% of total operating expenses). The decreases in expenses for existing operations can be attributed both to the consolidation of facilities and personnel and the closing of several unprofitable branches.

Operating Income

     Operating income for the quarter ended June 30, 2001 totaled $642,037 compared to an operating income of $737,078 for the quarter ended June 30, 2000. This decrease in operating income of approximately $95,000 was due to a decrease in real estate related operating profit of approximately $1,000,000 for the quarter ended June 30, 2001. This decrease was offset by the increase from operating profit mortgage operations of approximately $620,000 for the quarter ended June 30, 2001.

Other Expense (Income)

     During the quarter ended June 30, 2001, the Company recorded interest income of $4,126 compared to $15,000 for the quarter ended June 30, 2000. During the quarter ended June 30, 2001, the Company recorded other income of $610,123 compared to $85,000 for the quarter ended June 30, 2000. This increase of approximately $525,000 is primarily due to the gain on sale of a piece of property held by United Mortgage and the writedown of previously recorded liabilities. There was no comparable business operation during the quarter ended June 30, 2000.

     During the quarter ended June 30, 2001, the Company recorded interest expense of approximately $240,000 compared to approximately 192,000 for the quarter ended June 30, 2000. This increase was due to an increase in the notes payable owed by the Company.

Net Income

     The Company recorded net income of $1,016,271 for the quarter ended June 30, 2001 compared to net income of $473,150 for the quarter ended June 30, 2000. Basic and diluted earnings per share for the quarter ended June 30, 2001, were $.05 and .04, respectively. Basic and diluted earnings per share for the quarter ended June 30, 2000, were $.03.

FOR THE NINE MONTH PERIOD ENDED June 30, 2001 COMPARED TO THE NINE MONTH PERIOD ENDED June 30, 2000

Revenues

     Revenues for the Company for the nine-month period ended June 30, 2001, totaled $17,103,607 compared to $10,503,618 for the nine-month period ended June 30, 2000. This increase of $6,599,989 or 62.8% was due, in part, to the acquisitions of United Mortgage and Cross Keys which occurred as of October 1, 2000 and October 24, 2000, respectively. Revenues generated by these two acquisitions during the quarter ended June 30, 2001, totaled $10,472,467, indicating that revenue from existing operations declined by $4,363,622 or 41.5%. The decline in revenue from existing operations was due primarily to the downsizing of the real estate division whose revenue for the nine-month period ended June 30, 2001 was down $3,259,000 from the nine-month period ended June 30, 2000. The Company does not anticipate that revenue from real estate activities will necessarily be consistent from period to period. The remaining decline resulted from the closing of several unprofitable branches.

Operating Expenses

     Operating expenses for the nine-month period ended June 30, 2001 totaled $16,972,518 compared to $9,417,285 for the nine-month period ended June 30, 2000. This increase of $7,555,233 or 80% was due to the acquisitions of United Mortgage and Cross Keys which occurred as of October 1, 2000 and October 24, 2000, respectively. Operating expenses generated by these two acquired companies during the quarter ended June 30, 2001, totaled $9,291,267, indicating that operating expenses from existing operations decreased by $1,786,081 or 19%. These decreases in expenses from existing operations can, in part, be attributed to the consolidation of facilities and personnel thereby reducing operating expenses and the closing of several unprofitable branches.

Operating Income

     Operating income for the nine-month period ended June 30, 2001 totaled $131,089 compared to $1,086,333 for the nine-month period ended June 30, 2000. This decrease in operating income of $955,244 was a result of the downsizing of the real estate division whose operating income for the nine-month period ended June 30, 2001 was down approximately $3,300,000 from the nine-month period ended June 30, 2000. This decrease in operating income was significantly offset by mortgage related income generated by the Company. In addition, the Company expects to generate increased revenues since, with the acquisition of United Mortgage, the Company now has the ability to bundle and sell pools of mortgages, rather than having to sell each mortgage separately.

Other Expense (Income)

During the nine-month period ended June 30, 2001, the Company recorded interest income of $101,993 compared to approximately $15,000 for the nine-month period ended June 30, 2000. During the nine-month period ended June 30, 2001, the Company recorded a gain of approximately $850,000 on the exchange of a note receivable, on which the Company placed a reserve during the year ended September 31, 2000, for certain real property. The note receivable was valued as consideration by the seller of the real property at $2,450,000, which is $550,000 below the $3,000,000 face value of the note receivable. There was no comparable transaction during the nine-month period ended June 30, 2000. During the nine-month period ended June 30, 2001 the Company recorded $578,294 in other income from the sale of the collateral held by the Company related to certain property located in Athens, Tennessee. The collateral was sold to offset the note receivable when the note was accelerated due to default.

     During the nine-month period ended June 30, 2001, the Company recorded interest expense of $814,093 compared to $573,842 for the nine-month period ended June 30, 2000. This increase of approximately $240,000 is primarily due to accrued interest expense generated by the Company's convertible notes. There was no comparable business operation during the nine-month period ended June 30, 2000.

Net Income

     The Company recorded net income of $2,139,847 for the nine-month period ended June 30, 2001 compared to a net income of $997,585 for the nine-month period ended June 30, 2000. Basic and diluted earnings per share for the nine-month period ended June 30, 2001, were $.11 and .05, respectively. Basic and diluted earnings per share for the nine-month period ended June 30, 2000, were $.08 and .06, respectively.

Liquidity and Capital Resources

     The Company provided cash from operating activities totaling $823,556 for the nine-month period ended June 30, 2001. The principal component of cash generated in operating activities was the Company's net income of $2,139,847. Increases in mortgage loans held for sale ($62,243) offset decreases in accounts payable ($6,876) and accrued interest payable ($148,379). A non-cash gain on the exchange of a note receivable generated in the amount of $851,062 offset these favorable changes.

      The Company used cash in operating activities totaling $3,183,180 for the nine-month period ended June 30, 2000. The principal component of cash generated in operating activities was the Company's net income of $997,585. Increases in restricted cash ($423,637), costs associated with the development of real estate ($962,398), options to acquire real estate ($344,679), and amounts due from former shareholders of Accent Mortgage Services, Inc. ($284,272) offset cash generated by net income. Income from restructuring notes ($147,438), forgiveness of debt ($135,241) and the revaluation of the Beachside note receivable ($34,296) offset cash generated by net income. Gains on sales of real estate ($1,502,000) were generated in transactions that provided no cash to the company and likewise offset cash generated by net income. The sales resulted in significant reductions in outstanding debt ($1,650,000) and notes receivable aggregating $1,500,000. Proceeds from the sale of real estate held for development ($600,000), increases in accounts payable and accrued expenses ($543,786) and accrued interest payable ($267,597) provided cash flow from operations.

      The Company provided cash from investing activities totaling 385,050 for the nine-month period ended June 30, 2001. The principal component of cash provided by investing activities was cash obtained in the acquisitions of United Mortgage and Cross Keys in the amount of $984,828. This amount was reduced by $599,378 used for the purchase of property and equipment.

     Cash used by financing activities totaled $149,803 for the nine-month period ended June 30, 2001. This amount consisted of ($955,180) repayments on notes payable and $1,274,783 from issuance of notes payable.

      Cash provided by financing activities totaled $3,206,354 for the nine-month period ended June 30, 2000 primarily consisted of borrowings from non-related parties ($3,626,616) and related parties and stockholders ($653,181) partially offset by repayments of $1,090,943.

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

Dated: August 14 , 2001                       By: /s/ L. Scott Demerau
------------------------                      ----------------------------------
                                              L. Scott Demerau
                                              President and Chief Executive
                                              Officer

            Financial Data Schedule


     This Schedule contains summary financial information extracted from the consolidated unaudited financial statements of Lahaina Acquisitions, Inc. for the six-month period ended June 30, 2001, and is qualified in its entirety by reference to such consolidated unaudited financial statements.