Form 10KSB
period 2001-09-30
LAHAINA ACQUISITIONS INC
filed 2002-01-02
CIK 855684

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-K SB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                  For the fiscal year ended September 30, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
              For the transition period from _________ to_________

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

                        14001 East Iliff Avenue, Suite 704

                                 Denver, CO 80014
               --------------------------------------------------
                    (Address of principal executive offices)

     Registrant's telephone number, including area code: (303) 696-1700

     Securities registered pursuant to Section 12(b) of the Act: NONE

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     Based on the market price for the Registrant's common stock of $0.57 on December 31, 2001, the aggregate market value of the voting stock held is approximately $15,458,283.

     The number of outstanding shares of Common Stock, No Par Value, of the Registrant as of December 31, 2001 was 27,119,796.

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

     6. Part IV - Current Report on Form 8-K dated September 17, 1999 and filed with the commission on September 21, 1999.

     7. Part IV - Current Report on Form 8-K/A dated January 18, 2000 and filed with the commission on March 20, 2000.

     8. Part IV - Current Report on Form 8-K dated March 31, 2000 and filed with the commission on March 31, 2000

     9. Part IV - Current Report on Form 8-K/A dated March 31, 2000 and filed with the commission on June 5, 2000.

    10. Part IV - Current Report on Form 8-K dated and filed with the commission on January 5, 2001.

    11. Part IV - Current Report on Form 8-K/A dated and filed with the commission on January 19, 2001.

    12. Part IV - Current Report on Form 8-K dated and filed with the commission on May 2, 2001.

    13. Part IV - Current Report on Form 8-K dated and filed with the commission on May 2, 2001.

    14. Part IV - Current Report on Form 8-K dated and filed with the commission on May 2, 2001.

    15. Part IV - Current Report on Form 8-K dated and filed with the commission on November 14, 2001.

    16. Part IV - Current Report on Form 8-K/A dated December 10, 2001 and filed with the commission on December 11, 2001.

    17. Part IV - Current Report on Form 8-K/A dated December 10, 2001 and filed with the commission on December 11, 2001.

    18. Part IV - Current Report on Form 8-K dated December 14, 2001 and filed with the commission on December 14, 2001.

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Lahaina Acquisitions, Inc. ("Lahaina" or the "Company") is primarily a multi-state provider of mortgage banking services to consumers and also operates a real estate development organization. The Company's operations consist of a mortgage broker division ("Accent Mortgage Services, Inc. " or "AMSI"), a mortgage banking division ("United Capital Mortgage Corporation" or "UCMC"), a real estate development division ("Accent Real Estate Group" or "ARG") and a residential construction financing company ("Cross Keys Capital, LLP" or "CKC").

AMSI is a residential mortgage broker, providing mortgage brokerage services to consumers through a network of about 30 branches located in 15 states with a concentration of these in Georgia and Florida. AMSI is licensed in 26 states and the branches originate and close loans in most of these states. UCMC is a residential mortgage banker working through a network of 12 traditional branch offices, principally in Colorado. ARG is a real estate organization operating on a limited basis in the development and sale of the final remaining real estate lots that it owns. CKC is a relatively small operation with one location and one employee.

BACKGROUND AND RECENT DEVELOPMENTS

     In March 2000, the Company completed the acquisition of certain assets of Paradigm Mortgage Associates, Inc. (Paradigm) for 500,000 shares of common stock of Lahaina. Paradigm had a co-operative branch network of mortgage brokers and the Company offered many of these branches the opportunity to become co-operative branches with the Company.

     On October 1, 2000,  Lahaina  acquired United Capital Mortgage Corporation
(UCMC) of Denver, Colorado. United has a network of 12 traditional branch offices in Colorado, Nevada and Florida and has a wholesale operation in New York. UCMC is a full service, multi-state mortgage banking company that provides conventional, FHA, VA and second mortgage loans. UCMC branch offices actively solicit the origination of a variety of types of residential mortgage loans, through personal contact as well as via the Internet. UCMC has established relationships with multiple funding sources, providing a wide variety of mortgage financing options for consumers.

     Lahaina acquired Cross Keys Capital L.P. of Hershey, Pennsylvania in a transaction effective October 1, 2000. Cross Keys is a small operation with one location and one employee, which added residential construction financing to the financing programs which the Company could offer to its customers.

      Effective September 30,2001, Mr. Demerau entered into a severance agreement within the Company. As part of the agreement, Mr. Demerau agreed to convert a portion of existing related party debt owing to him and to cancel his employment agreement with the Company and the attendant obligations owing to him thereunder for 1,500,000 shares of common stock. Mr. Demerau also agreed to use the balance of his notes to reimburse a portion of his 2001 employee compensation, to cover certain expenses relating to the proposed listing of the Company's stock on a German exchange and to guarantee the Swiss Air residential property lease payments through February 15, 2002.

     On September 30, 2001, subject to certain consents and approvals, the Company sold AMSI to Betty M. Sullivan. Ms. Sullivan served as Chief Operating Officer and as a director of the Company. Ms. Sullivan resigned these positions effective September 30,2001. The consideration for the transaction includes the issuance of preferred stock with the Company retaining a 10% common stock interest in AMSI and cancellation of significant inter-company accounts that Lahaina owed to AMSI. Upon completion, the Company will recognize a gain on sale of approximately $450,000, the gain of which will be deferred until all consents and approvals have been obtained.

CHANGE IN BOARD OF DIRECTORS

     Subsequent to year end, the Company added Dan E. Moudy, William McCord, Florian Homm and Joe McAdams to the Board of Directors. Also subsequent to year end, L. Scott Demerau resigned his positions as Chairman, President and Chief Executive Officer of Lahaina Acquisitions, Inc.. Dan Moudy was appointed to replace Mr. Demerau as President and Chief Executive Officer. William McCord was appointed as the Chairman of the Company as well as Chief Executive Officer of UCMC. Betty M. Sullivan and Bart Siegal resigned their positions as Directors.

BUSINESS OPERATIONS

     As a result of the initial merger and the subsequent acquisitions, the Company acquired additional assets, primarily in the form of real estate and a mortgage financing entity. The Company's operations consist primarily of a mortgage banking division, with a limited real estate development division and residential construction financing division.

UNITED CAPITAL MORTGAGE CORPORATION (UCMC)

     Headquartered in Colorado, UCMC is a full service, residential mortgage banker providing conventional, FHA, VA and second mortgage financing services to consumers through a network of 12 traditional branch offices in Colorado, Nevada and Florida and has a wholesale operation in New York. UCMC is licensed in four states.

     UCMC branch offices actively solicit the origination of a variety of types of residential mortgage loans, through personal contact as well as via the Internet. Interested consumers are encouraged to submit a pre-qualification application via a branch website, after which a loan officer will establish personal contact. UCMC loan officers guide consumers through the entire process of obtaining a mortgage loan, from the initial application to the final closing of the mortgage loan. UCMC has established relationships with multiple potential funding sources, providing a wide variety of mortgage financing options for consumers.

     The competition for borrowers is intense and is expected to increase significantly in the future. UCMC believes that the primary factors involved in choosing a mortgage banker include personalized service, availability of competitive financing rates and financing programs, and the ease with which the financing can be completed, among others.

     The Company acquired Cross Keys Capital L.P. of Hershey, Pennsylvania in a transaction effective October 1, 2000. While Cross Keys is a relatively small operation with one location and two employees, it added residential construction financing to the financing programs UCMC can offer to its customers.

     While the Company believes UCMC is an effective competitor, there can be no assurance that UCMC's competitors and potential competitors will not develop services and products that are equal or superior to those of UCMC or that achieve greater market acceptance than its products and services.

     The financial information related to the mortgage segment can be found in the footnotes to the Company's consolidated financial statements found in Item 8 of the annual report on Form 10-K.

ACCENT REAL ESTATE GROUP (ARG)

     ARG is a real estate development organization engaged in the limited development and sale of residential real estate. At September 30, 2001, the Company's only remaining development project included:

     SWISS AIR ESTATES - a lakefront residential community located at Lake Sidney Lanier, just north of metropolitan Atlanta, Georgia. This property consists of estate-sized lots priced from $200,000 to $650,000. The property is zoned and is under development. Five lots are on the market for sale as of December 31, 2001. On December 29, 2000, the Company also acquired the Swiss Air Estates residence of its former CEO. The residence was leased to a third party and the Company has also placed this property for sale.

GOVERNMENT REGULATION

     The Company's mortgage banking services division and its real estate development division are subject to various laws and regulations. UCMC is subject to rules and regulations promulgated by federal, state and local regulatory agencies in connection with originating, processing, underwriting and selling mortgage loans. These rules and regulations, among other things impose licensing obligations on UCMC, prohibit discrimination, establish underwriting guidelines and mandate disclosures and notices to borrowers. ARG is required to comply with various federal, state and local environmental, zoning, land use, licensing and other laws and regulations which govern its operations. Existing regulations may have a material adverse impact on the Company's operations by, among other things, imposing additional compliance costs and delaying the period in which mortgages may be processed or real estate projects may be brought to market.

     To date, the Company has not expended significant resources on lobbying or related government affairs issues but may be required to do so in the future.

EMPLOYEES

     As of the date of this report, the Company employs 2 people within its corporate division and has approximately 150 employees in its mortgage division.


EXECUTIVE OFFICERS OF THE COMPANY

     Certain information about the Company's executive officers as of September 30, 2001 is provided below.

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

     Jacqueline L. Flynn age 36, was elected Chief Financial Officer of the Company effective January 20, 2001. Ms. Flynn has been with the Company since July 1999. Ms. Flynn holds a B.B.A. from the University of Georgia and a Masters of Business Administration from Brenau University. Ms. Flynn was the Chief Financial Officer and Vice President of Commerce Mortgage from 1998 to 1999. Ms. Flynn was the Chief Financial Officer and Vice President of
Credit Depot Corporation, a publicly traded multi-state mortgage company, from 1989 to 1998.

ITEM 2.  PROPERTIES

     The Company's operations are principally located in an office building in Aurora, Colorado. The Company occupies approximately 24,000 square feet of office space under a lease that expires in 2008. Annual rent associated with this office space is approximately $336,000 including utilities. The branches are generally located in office space that are rented under leases with terms varying as to square foot prices and durations.

     At the date of this report,  ARG holds the following properties for sale:

     SWISS AIR ESTATES - a lakefront residential community located at Lake Sidney Lanier, just north of metropolitan Atlanta, Georgia. At the date of this report, this property consists of five unsold estate-sized lots priced from $200,000 to $650,000. The Company holds title to the Swiss Air Estates residence of its former CEO. The residence was leased to a third party. The Company has placed all of the property on the market for sale as of the date of this filing.

ITEM 3.  LEGAL PROCEEDINGS

     In an action filed January 10, 2001, in the Superior Court of Fulton County, Georgia, the Holder of convertible notes in the original principal amount of $750,000 and in the amount of $500,000 demanded payment of principal and accrued interest based on a formula of conversion which the Company is in disagreement. In November 2001, the court granted summary judgement on the issue of liability under the notes and the Company has requested a jury trial to determine the amount owed.

     In addition, the Holder has brought an action against the Company for payment of $550,000 under the terms of a note executed by the Company on January 7, 2000 which the Holder claims is in default. This $550,000 note was secured by a first priority deed to secure debt on Lot 4 of the Swiss Air Estates and a second priority deed to secure debt on Lot 8. The Company has an agreement whereby the note will be cancelled and considered paid in full upon transfer of Lot #4 and the payment of $250,000. Holder disputes the enforceability of this agreement.

     The Company is a third party defendant in an action filed by an individual with whom there was an agreement involving certain financing activities. The complaint involves claims of breach of contract and breach of fiduciary duty. Damages are not capable of being determined, however the Company does not believe the outcome will have a material impact on the operating results of the Company.

     The Company is engaged in various other litigation matters from time to time in the ordinary course of business. The Company will vigorously defend its positions and believes the outcome of any litigation will not have a material effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended September 30, 2001.

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


                                                            High           Low
                                                     -------------  ------------
Fiscal Year Ended September 30, 2001
      Fourth Quarter                                     $  1.030       $ 0.550
      Third Quarter                                         1.030         0.660
      Second Quarter                                        1.720         0.750
      First Quarter                                         1.780         0.530
Fiscal Year Ended September 30, 2000
      Fourth Quarter                                     $  2.063       $ 1.031
      Third Quarter                                         3.125         1.250
      Second Quarter                                        4.625         1.750
      First Quarter                                         5.125         2.375

     As of December 31, 2001 there were approximately 1,000 holders of record of the Company's common stock.

     The Company has never declared or paid any cash dividends on the Common Stock and does not presently intend to pay cash dividends on the Common Stock in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

     The operations of Lahaina and UCMC and CKC have been included in the Company's financial statements from the date of acquisition. The selected consolidated annual financial data presented below was derived from the Company's audited consolidated financial statements for the year ended September 30, 2001 and September 30, 2000. This selected financial data were derived from the Company's consolidate financial statements. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto.

                            LAHAINA ACQUISITIONS, INC


                                                        Year ended                 Year ended
                                                    September 30, 2001         September 30, 2000
                                                    ------------------      -----------------------

INCOME STATEMENT DATA

Revenue                                            $  24,653,161           $        12,068,236
Income (loss) from operations                      $   1,488,807           $        (2,716,953)
Income (loss) before income taxes                  $   2,626,753           $        (1,987,257)
Net income (loss)                                  $   3,086,753           $        (1,987,257)
Basic and diluted income (loss) per share          $        0.14           $             (0.12)


                                                    September 30, 2001          September 30, 2000
                                                   -------------------          -------------------
BALANCE SHEET DATA:

Total assets                                       $  91,096,256           $         7,483,750
Total debt                                         $  77,616,799           $         8,478,964
Total liabilities                                  $  80,388,663           $        11,163,992
Stockholders' equity (deficit)                     $  10,707,593           $        (3,259,097)
Total liabilities and stockholder's
            equity (deficit)                       $  91,096,256           $         7,483,750

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the results of operations and financial condition of Lahaina Acquisitions, Inc. should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report on Form 10-K.

OVERVIEW

     Lahaina Acquisitions, Inc. ("Lahaina" or the "Company") is a multi-state provider of mortgage banking services to consumers and is also a real estate developer. The Company's operations consist of a mortgage banking division ("United Capital Mortgage Corporation" or "UCMC"), a real estate development division ("Accent Real Estate Group" or "ARG") and a residential construction financing company ("Cross Keys Capital, LLP" or "CKC").


RESULTS OF OPERATIONS


FOR THE YEAR ENDED SEPTEMBER 30, 2001

Revenues

          Revenues for the year ended September 30, 2001 totaled $24,653,161. Mortgage fee income generated by mortgage operations represented $22,491,419 (or approximately 91.2 percent) of total revenues for the period.

     Revenues for ARG totaled $2,161,742 for the year ended September 30, 2001 (or approximately 8.8 percent of total revenues). Revenues for ARG represented the recognition of deferred revenue from fiscal 2000 from the sale of lots in the Swiss Air development.

Operating Expenses

     Operating expenses for the year ended September 30, 2001 totaled $23,164,354. The principal components of operating expenses for the period were commissions ($10,301,450 or 44.5 percent of total operating expenses), general and administrative expenses ($5,391,067 or 23.3 percent of total operating expenses), salaries and employee benefits ($5,004,258 or 21.6 percent of total operating expenses), occupancy expense ($863,542 or 3.7 percent of total operating expenses) and professional fees ($935,383 or 4 percent of total operating expenses).

     Broker commissions consisted of commissions paid by mortgage operations to employees for loans closed by each branch. Such expenses also represent commissions due to branch offices net of applicable fees due to AMSI.

     General and administrative expense ($5,391,067 for the period) consisted of $2,229,558 (or 41 percent of the total) in interest expense associated with the mortgage warehouse lines, $495,223 (or 9 percent of the total) for office supplies, $352,347 (or 7 percent of the total) in telephone expense, $268,284 (or 5 percent of the total) in travel expense and $229,310 (or 4 percent of the total) in computer related expenses. Of the total $5,391,066 in general and administrative expenses, $618,054 (or 11.5 percent of the total) is attributable to corporate activities, $4,732,370 (or 87.7 percent of the total) attributable to the mortgage brokerage segment, and $40,642 (or 0.8 percent of the total) attributable to the real estate division segment.

     The principal components of the $618,054 of general and administrative expense attributable to corporate activities were insurance ($171,010), costs associated with raising capital ($90,828), travel and entertainment ($84,437) and outside services ($57,950).

     The principal components of the $4,732,370 of general and administrative expense attributable to the mortgage operations segment were interest expense ($2,229,558), office supplies ($467,800), telephone ($301,010), computer related expenses ($229,309), travel and entertainment ($177,347), escrow related expenses ($196,924), advertising and marketing ($180,206), and postage and shipping ($180,344). The mortgage operations segment experienced a significant increase in expenses as a result of the acquisition of UCMC.

     The principal components of the $935,383 of professional expenses were consulting fees related to capital raising and shareholder relations ($162,675), legal ($596,827) and accounting ($256,256).

Other Income (Expense)

     Other income (expense) for the year ended September 30, 2001 totaled $1,137,946, primarily consisting of other income $1,716,282 for the period partially offset by interest expense ($578,336) for the period.

Net Income

     The Company recorded net income of $3,086,753 for the year ended September 30, 2001. This net income represents a basic and diluted income per common share of $0.14.


LIQUIDITY AND CAPITAL RESOURCES

     For the year ended September 30, 2001, the Company provided $4,239,203 in net cash from operating activities, a significant portion of which resulted from the operating income of $3,086,753. A total of $4,153,320 resulted from the issuance of common stock for services performed for the Company and the increase in accounts receivable of $1,363,107 and other assets of $1,118,308 related to the acquisition of UCMC. The primary use of operating cash was due to the decrease in accounts payable of $1,302,841.

     The Company used $49,804,455 in net cash for investing activities for the year ended September 30, 2001. The major portion of this use of cash was primarily due to the $48,617,203 increase in mortgage loans held for sale that resulted from the acquisitions of UCMC and CKC. The cost of acquiring UCMC of $717,193 was another use of cash for investing purposes. The proceeds from the sale of real estate ($133,500) were offset by the costs of development of the real estate ($33,533). The purchases of property and equipment totaled $79,104 for the year ended September 30, 2001.

     The Company provided $46,143,620 in net cash for financing activities for
the year ended September 30, 2001.   The main source of the net cash came from a
$47,678,889 increase in notes payable related to the acquisitions of UCMC and CKC. This was slightly offset by the reduction in notes payable through repayments of $1,535,269.

    The Company generated its positive cash flow from the mortgage banking operations and the sale of stock in the Company. The Company has restructured several of its borrowing arrangements subsequent to September 30, 2001. There is no cash flow impact with respect to curing the events of default as the cure can be achieved by issuing and delivering common stock of the Company.

     Management's plan is to continue to restructure or refinance its existing obligations, increase the volume of mortgage loans sold through its mortgage banking operations, develop and sell its various parcels of real estate and, ultimately, to achieve profitable operations and positive cash flow.

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

     Revenues for ARG totaled $3,059,219 for the year ended September 30, 2000 (or approximately 25.3 percent of total revenues). Revenues for ARG represented $2,800,000 from the sale of lots in the Swiss Air development and $259,219 from the sale of an option to acquire property located in Athens, Tennessee.

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

     The  principal  components  of the  $433,393 of general and  administrative expense attributable to the mortgage brokerage segment were travel and entertainment ($86,386), payroll services ($65,622), taxes and licenses ($59,324) and advertising and marketing ($39,301). The mortgage brokerage segment experienced significant expansion of its branch operation during the period, and as a result experienced significant costs associated with this expansion.

     The principal components of the $611,828 of professional expenses were consulting fees related to capital raising and shareholder relations ($370,413), legal ($163,842) and accounting ($77,573).

Other Expense (Income)

     Other expense (income) for the year ended September 30, 2000 totaled ($729,696), primarily consisting of other income ($1,556,629 for the period) partially offset by interest expense ($826,936 for the period).

     Other income ($1,556,632) consists of a gain on the sale of a subsidiary ($1,166,872) and interest income ($164,144). Interest expense ($826,936)
represents interest expense associated with the Company's borrowings. Approximately $398,630 of the total interest expense relates to borrowings associated with the Company's real estate holdings. The remaining $428,306 of interest expense relates to general corporate indebtedness.

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

        Defer gain on sale of Tennessee property                $   891,000
        Defer gain on sale of Swiss Air lot                         600,000
        Write down note receivable on Beachside Commons sale        598,000
        Expense costs due to expiration of purchase option          440,000
                                                                -----------
                                                                $ 2,529,000

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended September 30, 2000, the Company used $1,038,467 in net cash from operating activities. A total of $498,896 was provided by an increase in accounts payable and accrued expenses, $1,136,180 of net cash was provided by an increase in amounts due to related parties resulting from the sale of real property and a non-cash charge to earnings of $1,536,062 resulted from the write down of the note receivable from the sale of a subsidiary. The primary use of operating cash was to fund the net loss of $1,987,257 and recognize the non-cash gain of $1,824,519 on the sale of real estate held for development.

     The Company used cash in investing activities of $1,392,984. A total of $1,528,785 was used for the cost of real estate held for development which was offset by the $150,000 gain on sale of real estate held for development. The purchases of property and equipment in the year ended September 30, 2000 totalled $14,199.

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

MARKET RISK

     In evaluating the Company and its lines of business, the following risk factors should be considered:

MORTGAGE BANKING SERVICES RISKS

IF INTEREST RATES RISE OR GENERAL ECONOMIC CONDITIONS DETERIORATE, IT COULD HARM OUR BUSINESS

     UCMC will likely originate fewer mortgage loans if interest rates rise. In periods of rising interest rates, demand for mortgage loans typically declines. During those periods, UCMC will likely originate fewer mortgage loans and its revenues will decline. Demand for refinancing mortgages declines more significantly than for new home purchase mortgages during periods of rising interest rates. UCMC's business would be adversely affected by declining economic conditions in those states where it originates mortgage loans, particularly in their residential real estate markets.

IF WE DO NOT COMPLY WITH MORTGAGE BANKING RULES AND REGULATIONS OR OTHER REGULATORY REQUIREMENTS, OUR BUSINESS MAY BE HARMED

     UCMC's business is subject to the rules and regulations of various federal, state and local regulatory agencies in connection with originating, processing, underwriting and selling mortgage loans. These rules and regulations, among other things, impose licensing obligations on UCMC, prohibit discrimination, establish underwriting guidelines and mandate disclosures and notices to borrowers. UCMC is also required to comply with each regulatory entity's financial requirements. If UCMC does not comply with these rules, regulations and requirements, the regulatory agencies may restrict its ability to originate mortgage loans. Regulatory and legal requirements are subject to change and may become more restrictive, making compliance more difficult or expensive or otherwise restricting UCMC's ability to conduct its business as it is now conducted. As of June 30, 1999, UCMC was not in compliance with the Department of Housing and Urban Development ("HUD") net worth requirements. As of September 21, 1999, UCMC took corrective action to resolve this matter. UCMC believes that it is currently in material compliance with all applicable laws and regulations to which it is currently subject. However, no assurance can be given that the costs of future compliance will not be significant or that UCMC is in fact in compliance with all applicable laws and regulations.

THE MARKET IN WHICH WE OPERATE IS INTENSELY COMPETITIVE AND ACTIONS BY COMPETITORS COULD HARM OUR BUSINESS

     UCMC competes with other mortgage banking companies, many of which are larger, are more experienced and have greater financial resources than the Company. Accordingly, UCMC may not be able to successfully compete in the mortgage banking market. Competitors may be able to respond more quickly to take advantage of new or changing opportunities, technologies and customer requirements. They also may be able to undertake more extensive promotional activities, offer more attractive terms to borrowers and adopt more aggressive pricing policies.

REAL ESTATE DEVELOPMENT RISKS

IF THE REAL ESTATE INDUSTRY OR GENERAL ECONOMIC CONDITIONS DETERIORATE IN METROPOLITAN ATLANTA, GEORGIA, IT COULD HARM OUR BUSINESS

     ARG's real estate is located in and around the metropolitan Atlanta, Georgia area. There are substantial risks associated with a large investment in real estate. These include the following risks:

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

OUTLOOK FOR 2002

     The Company is currently a multi-state, a full service mortgage banker to consumers. The Company intends to become a leader in the mortgage lending industry.

     The senior management team of UCMC has driven the rapid growth plan of the Mortgage Division over the past year and continue to look towards the future. UCMC has increased its mortgage origination volume in recent months from $231 million in 2000 to over $600 million for 2001. With a goal of $100 million in monthly production, UCMC is on track to attain an annualized mortgage origination volume of approximately $1 billion during the next twelve months, assuming no significant decrease in national mortgage originations. UCMC provides the licensing, marketing, training, access to a proprietary Internet site for generating loan application information, closing, shipping and funding which will be instrumental in the development of the Company's mortgage banking division. United can provide services from the initial application, to the final closing and funding of a loan. With the implementation of the new Mortgage Cadence software technology, UCMC will achieve these levels with increased effiencies which will reduce staffing requirements and costs associated with the increased volume. UCMC continues to pursue additional state licensure as well to open additional markets.

     On January 17, 2001 United Capital formed a relationship with the U.S. Department of Housing and Urban Development (HUD) indicating its commitment to Fair Lending Practices. United opened a Minority Lending Division to accommodate loans that are frequently overlooked by traditional mortgage companies. Joseph
A. Garcia, HUD Secretary's Representative, Rocky Mountain States, said, "As a nation, we now have the highest rate of home ownership in our history. That success is due to the expansion of access to capital for previously undeserved borrowers; it is imperative that we ensure that the mortgage market continues to work for all. United Capital Mortgage Corporation is signing an agreement with HUD today to demonstrate their ongoing commitment to fair lending and equal opportunity or all of their customers. We hope that other Colorado lenders will follow their example." This relationship should create new opportunities for United which should result in increased mortgage origination volume.

     The Real Estate Division currently has all properties listed for sale. Swiss Air Estates, located at Lake Sidney Lanier, just north of Atlanta, consisted of 12 executive-estate size lots in an exclusive lakefront setting. The lots ranged in appraised value from $200,000 to more than $700,000. The Company sold seven of these lots during the year ended September 30, 2000 for an aggregate sales price of $3,400,000. There are five remaining lots for sale with an appraised value of $1,400,000 and associated land and development cost as of September 30, 2000, of approximately $164,000. The Company will focus on the immediate sale of all remaining lots as well as the 19,000 square foot Swiss Air Estates residence acquired by the Company from its former Chief Executive Officer in December 2000.

     The Company acquired Cross Keys Capital, LP of Hershey, Pennsylvania on October 24, 2000. The acquisition marked the entry into the traditional construction financing arena.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT

                           LAHAINA ACQUISITIONS, INC.
                                AND SUBSIDIARIES

                           September 30, 2001 and 2000

                        Consolidated Financial Statements

                                      With

                          Independent Auditors' Report

                          Independent Auditors' Report



The Board of Directors and Stockholders
Lahaina Acquisitions, Inc.
Atlanta, Georgia


         We have audited the accompanying consolidated balance sheet of Lahaina Acquisitions, Inc. and Subsidiaries as of September 30, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lahaina Acquisitions, Inc. and Subsidiaries as of September 30, 2001, and the consolidated results of their operations and their cash flows for the year ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

MOORE STEPHENS FROST


Little Rock, Arkansas
December 21, 2001

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

Tauber & Balser, P.C.
Atlanta, Georgia

February 6, 2001

                           LAHAINA ACQUISITIONS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           September 30, 2001 and 2000

       ASSETS                                                        2001                 2000
                                                                 ------------         ------------
Cash                                                             $   850,665          $    272,297
Real estate held for sale                                          7,995,000                    --
Real estate held for development                                     255,169             3,139,138
Foreclosed real estate                                                    --               143,960
Mortgage loans held for sale, net                                 72,221,049                    --
Property and equipment, net                                          633,571               201,818
Accounts Receivable                                                1,975,662                    --
Notes receivable, net                                              1,872,405             1,563,157
Due from related party                                                47,224                57,816
Goodwill, net                                                      4,342,777             1,575,433
Deferred income tax benefit                                          460,000                    --
Other assets                                                         442,734               530,131
                                                                ------------          ------------
Total assets                                                    $ 91,096,256          $  7,483,750
                                                                ============          ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses                        $  1,539,096          $  2,146,968
   Accrued interest payable                                        1,232,768               472,350
   Notes payable - warehouse line                                 71,265,897               642,442
   Notes payable                                                   6,230,902             5,581,253
   Notes payable related parties and stockholders                    120,000             2,255,269
   Deferred revenue                                                       --                65,710
                                                                ------------          ------------
         Total liabilities                                        80,388,663            11,163,992
                                                                ------------          ------------
Redeemable stock:
   Common stock, no par value; 1,550,000 and
     outstanding at September 30, 2000 with
     none outstanding at September 30, 2001                               --              (421,145)
                                                                ------------           ------------
Stockholders' equity:
   Preferred series B convertible stock, 2,000,000 shares
     authorized, 1,650,000 shares issued and outstanding           1,650,000                    --
   Common stock, no par value; 800,000,000 shares
     authorized, 24,856,283 shares issued
     and outstanding                                                      --                    --
   Additional paid-in capital                                      9,113,402               883,465
   Accumulated equity (deficit)                                      (55,809)           (3,142,562)
                                                                ------------           ------------
                                                                  10,707,593            (2,259,097)
   Less: subscriptions receivable                                         --             1,000,000
                                                                ------------           ------------
       Total stockholders' equity (deficit)                       10,707,593            (3,259,097)
                                                                ------------           ------------
         Total liabilities and stockholders' equity (deficit)   $ 91,096,256           $ 7,483,750
                                                                ============           ============

The accompanying notes are an integral part of these consolidated financial statements.

                           LAHAINA ACQUISITIONS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                 For the Years Ended September 30, 2001 and 2000


                                                                     2001                 2000
                                                                 ------------         ------------
Revenue:
 Mortgage service income                                         $ 22,491,419         $  9,009,017
 Sales of real estate                                               2,161,742            3,059,219
                                                                 ------------         ------------
Total revenue                                                      24,653,161           12,068,236
                                                                 ------------         ------------
Operating expenses:
 Broker commissions                                                10,301,450            7,707,545
 Salaries and employee benefits                                     5,004,258            1,621,065
 General and administrative                                         5,391,067            2,817,179
 Cost of real estate sold                                              60,982            1,234,700
 Cost related to expiration of option to
  acquire real estate                                                      --              440,320
 Professional fees                                                    935,383              611,828
 Occupancy expense                                                    863,542              157,694
 Amortization of goodwill                                             328,441              115,410
 Depreciation and amortization                                        213,903               53,377
 Property taxes                                                        65,328               26,071
                                                                 ------------         ------------
Total operating expenses                                           23,164,354           14,785,189
                                                                 ------------         ------------
Operating income (loss)                                             1,488,807           (2,716,953)
                                                                 ------------         ------------
Other income (expense):
 Gain on sale of subsidiary                                                --            1,166,872
 Other income                                                       1,716,282              242,322
 Interest expense                                                    (578,336)            (826,936)
 Liquidated damages (forgiveness) under
 convertible notes                                                         --              147,438
                                                                 ------------         ------------
                                                                    1,137,946              729,696
                                                                 ------------         ------------
Income (loss) before income tax provision (benefit)                 2,626,753           (1,987,257)

Income tax provision (benefit)                                       (460,000)                  --
                                                                 ------------         ------------
Net income (loss)                                                $  3,086,753         $ (1,987,257)
                                                                 ============         ============

Basic and diluted income (loss) per common share                 $       0.14         $     (0.12)
                                                                 ============         ============

Weighted average common shares outstanding -
 basic and diluted                                                 22,326,512           16,948,031
                                                                 ============        =============

The accompanying notes are an integral part of these consolidated financial statements.

                           LAHAINA ACQUISITIONS, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                 For the Years Ended September 30, 2001 and 2000


                                                                Preferred     Additional
                                                  Common        Shares          Paid-in         Accumulated
                                                  Shares        and Amount      Capital            Deficit           Total
                                                ----------    ----------    -------------     -------------    -------------
Balance at September 30, 1999                   12,967,343    $       --    $  (1,389,431)    $  (1,155,305)   $  (2,544,736)

Common stock redemption period expired           1,700,000            --           80,000                --           80,000

Common stock options exercised                   1,062,500            --           17,500                --           17,500

Common stock retired in cashless
exercise of options                                (49,080)           --               --                --               --

Issuance of common stock - purchase of
Paradigm                                           200,000            --          692,859                --          692,859

Common stock issued in settlement of
related party debt                                  43,750            --           62,519                --           62,519

Common stock issued as compensation                 18,750            --           26,794                --           26,794

Common stock exchanged in payment of services           --            --           10,781                --           10,781

Common stock issued - additional consideration
on purchase of Accent Mortgage                      62,500            --          250,000                --          250,000

Common stock warrants issued to pay fees                --            --          132,443                --          132,443

Common stock subscriptions receivable                   --            --        1,000,000                --        1,000,000

Net loss                                                --            --               --        (1,987,257)      (1,987,257)
                                               -----------    ----------    -------------     -------------    -------------

Subtotal                                        16,305,763            --          883,465       (3,142,562)      (2,259,097)

Less subscriptions receivable                     (700,000)           --       (1,000,000)              --        (1,000,000)
                                               -----------    ----------    -------------      -------------   -------------
Balance at September 30, 2000                   15,305,763     $      --    $    (116,535)     $(3,142,562)    $  (3,259,097)


Common stock issued - purchase of
United Capital                                   1,389,430            --        1,665,437               --         1,665,437

Common stock and warrants issued in connection
with partial modification agreement - UCMC         409,000            --        1,741,603               --         1,741,603

Issuance of common stock - purchase
of Cross Keys                                      655,172            --          426,533               --           426,533

Common stock subscriptions receivable              700,000            --               --               --                --

Common stock redemption period expired           1,550,000            --               --               --                --

Common stock issued in settlement of debt        3,337,918            --        3,483,215               --         3,483,215

Common stock exchanged in payment of services      209,000            --          913,149               --           913,149

Common stock redemption period expired -
Paradigm                                           300,000            --               --               --                --

Preferred stock issued                                  --      1,650,000              --               --         1,650,000

Cancellation of subscription receivable          1,000,000             --       1,000,000               --         1,000,000

Net income                                              --            --               --        3,086,753         3,086,753
                                               -----------     ----------   -------------      -----------     -------------
Balance at September 30, 2001                  $24,856,283     $1,650,000    $  9,113,402      $   (55,809)    $  10,707,593
                                               ===========     ==========    ============      ===========     =============




The accompanying notes are an integral part of these consolidated financial statements.

                           LAHAINA ACQUISITIONS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                 For the Years Ended September 30, 2001 and 2000


                                                                                  2001                   2000
                                                                               ----------             ----------
Cash Flows from Operating Activities:
  Net income                                                                  $   3,086,753         $ (1,987,257)
  Adjustments to reconcile operating income to net cash
   provided by operating activities
    Depreciation and amortization                                                   542,344               168,786
    Gain on sale of real estate held for development                                     --            (1,824,519)
    Loss on sale of property and equipment                                          129,384                 1,164
    Issuance of common stock for services                                         4,153,320                26,794
    Income related to restructuring of convertible notes                                 --               147,438
    Valuation adjustment related to note receivable                                      --             1,536,062
    Gain (loss) on  sale of subsidiary                                                   --            (1,166,872)
    Gain on sale of foreclosed real estate                                               --               (40,000)
    Deferred income tax benefit                                                    (460,000)                   --
    Loss on expiration of option to acquire real estate                                  --               440,320
    Interest income accrued on notes related to real estate sales                        --               (90,000)
    Changes in assets and liabilities:
      Restricted cash                                                                    --                77,352
      Receivables                                                                (1,363,107)              126,249
      Due from related party                                                         10,592             1,078,364
      Other assets                                                               (1,118,308)              203,744
      Accounts payable and accrued expenses                                      (1,302,842)              498,896
      Accrued interest payable                                                      626,777               173,918
      Deferred revenue                                                              (65,710)              (150,790)
      Other liabilities                                                                  --                (9,500)
   Increase in amounts due from former shareholders of Accent
      Mortgage Services, Inc. under indemnity                                            --              (248,616)
                                                                              -------------         -------------
Net cash used in operating activities                                             4,239,203            (1,038,467)
                                                                              -------------         -------------
Cash Flows from Investing Activities:
    Mortgage loans held for sale                                                (48,617,203)                   --
    Advances on notes receivable                                                   (309,248)                   --
    Acquisition of United Capital Mortgage                                         (717,193)                   --
    Sale of Accent Mortgage Services, Inc.                                         (181,674)                   --
    Proceeds from sale of real estate                                               133,500               150,000
    Development cost of real estate                                                 (33,533)           (1,528,785)
    Purchase of property and equipment                                              (79,104)              (14,199)
                                                                              -------------         -------------
Net cash provided by investing activities                                       (49,804,455)           (1,392,984)
                                                                              -------------         -------------

Cash Flows from Financing Activities:
    Proceeds from issuance of notes payable                                      47,678,889             3,511,878
    Repayment of notes payable                                                   (1,535,269)             (840,930)
    Proceeds from the exercise of stock options                                          --                17,500
                                                                              -------------          ------------
Net cash provided by financing activities                                        46,143,620             2,688,448
                                                                              -------------          ------------

Net increase in cash                                                                578,368               256,997
Cash, at beginning of the period                                                    272,297                15,300
                                                                              -------------          ------------

Cash, at end of the period                                                    $     850,665         $     272,297
                                                                              =============         =============

                                                                                  2001                   2000
                                                                                ----------           ----------

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $ 2,047,477        $    653,018
                                                                                ============        ============

Supplemental disclosure of non-cash transactions:
  Issuance of common stock related to the purchase of Accent Mortgage
    Services, Inc.                                                              $         --        $    250,000
                                                                                ============        ============

Transfer of foreclosed real estate and loans receivable, respectively,
  to satisfy warehouse line of credit                                           $         --        $    450,000
                                                                                ============        ============
  Sale of Beachside Commons I, Inc.
     Real estate held for sale                                                                        (3,650,000)
     Notes payable assumed by purchaser                                                                1,547,894
     Notes receivable                                                                                  2,028,057
     Other assets and liabilities assumed by purchaser, net                                              268,978

   Sale of lots
     Gross sales price                                                                                (3,250,000)
     Note to related party assumed by purchaser                                                        1,306,750
     Notes payable assumed by purchaser                                                                1,343,250
     Note receivable                                                                                     600,000

   Sale of Tennessee property
     Gross sales price                                                                                (1,150,000)
     Notes receivable                                                                                    900,000
     Note payable applied to purchase price                                                              250,000

   Purchase of Paradigm
     Goodwill                                                                                           (537,801)
     Property and equipment                                                                             (155,058)
     Issuance of common stock                                                                            692,859

   Other financing transactions
     Warrants issued in lieu of cash for debt issuance costs                                            (132,443)
     Other assets                                                                                        132,443

     Issuance of common stock in settlement of related party debt                                         62,519


The accompanying notes are an integral part of these consolidated financial statements.

                           LAHAINA ACQUISITIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 2001 and 2000

1.       Summary of Significant Accounting Policies
         ------------------------------------------

         a. Organization - Lahaina Acquisitions, Inc. and Subsidiaries (the "Company"") is a multi-state provider of mortgage lending and brokerage services to consumers and also operates a multi-state real estate development organization. During the year ended September 30, 2001, the Company's operations consisted of a mortgage lending division ("United Capital Mortgage Corporation" or "UCMC"), a mortgage brokerage division ("Accent Mortgage Services, Inc." or "AMSI") and a real estate development division ("Accent Real Estate Group" or "ARG"). UCMC is a residential mortgage lender, providing mortgage lending services to consumers through a total of twelve traditional offices located in Colorado, Nevada and Florida as well as through its wholesale operation in New York. AMSI is a residential mortgage broker, providing mortgage brokerage services to consumers through several branch offices located primarily in the Atlanta, Georgia metropolitan area. During the year ended September 30, 2001, AMSI had approximately 30 branches. ARG is a real estate development organization engaged in the sale of real estate. Effective September 30, 2001, subject to certain consents and approvals, as further discussed in Note 3, the Company sold its mortgage brokerage division.

         b. Principles of consolidation - The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

         c. Basis of presentation and uses of estimates - The consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ significantly from those estimates.

         d. Revenue recognition - UCMC and AMSI's revenues are primarily derived from fee income from the brokerage of residential mortgage loans, and such revenues are recognized at the time the mortgage loan closes and fees are remitted to the Company from the closing agent. The fees are earned at the time of closing and are non-refundable. ARG owns parcels of land that it intends to develop and sell. Sales of lots are recognized when the required down payments are received, continuing investment and continuing involvement criteria are met, and title is conveyed to the buyer.

                  Sales of real estate generally are accounted for under the full accrual method. Under that method, gain is recognized when the collectibility of the sales price is reasonably assured and the earnings process is complete. When a sale does not meet the requirements for income recognition, gain is deferred until those requirements are met. Some sales of real estate are accounted for under the cost recovery method. Under that method, the gain on sale is generally deferred until the total payments by the buyer exceed the cost of the property sold. However, a portion of the deferred gain is recognized as income to the extent that the deferred gain exceeds the note receivable from the buyer plus the maximum continent liability to the Company for other debt on the property.

         e. Mortgage loans held for sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

         f. Concentration and credit risk - The Company is subject to concentration of credit risk with respect to the portfolio of mortgage loans receivable as changes in the economic environment might adversely impact the borrowers ability or willingness to repay such mortgages. Additionally, the value of such mortgages can be impacted by fluctuations in interest rates and the credit markets.

1.       Summary of Significant Accounting Policies (cont.)
         ------------------------------------------

         g. Asset impairment - The Company has adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         h. Property and equipment - Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

         i. Foreclosed real estate - Foreclosed real estate is reported at the lower of cost or fair value less estimated disposal costs, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources.

         j. Goodwill - Goodwill represents the excess of cost over the net assets of acquired businesses and is being amortized by the straight-line method over periods of ranging from ten to fifteen years. Amortization expense on goodwill was $328,441 and $115,910 for the years ended September 30, 2001 and September 30, 2000, respectively.

                  During the year ended September 30, 2001, the Company recorded goodwill of approximately $3,645,000 and $812,000, respectively, in connection with its acquisitions of United Capital Mortgage and Cross Keys Capital. During the same period, the Company recorded approximately $208,200 in goodwill to account for additional consideration for the acquisition of Accent Mortgage.

                  During the year ended September 30, 2000, the Company recorded $250,000 in goodwill to account for the Company's issuance of common shares as additional consideration for the acquisition of Accent Mortgage during the year ended September 30, 1999.

         k. Income per common share - Basic income per common share is computed based on net income divided by the weighted average number of common shares outstanding. Diluted income per common share is computed based on net income divided by the weighted average number of common and potential common shares. Common share equivalents include those related to stock options, convertible notes, and warrants; however, such common share equivalents are anti-dilutive and therefore are excluded for purposes of calculating dilutive income per common share.

         l. Stock option plan - The Company accounts for its stock option and employee stock purchase plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees"
         ("APB 25"). In accordance with APB 25, because the exercise price of the Company's stock options equals the market value of the underlying stock on the date of the grant, no compensation expense has been recognized. The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Note 10 to the consolidated financial statements contains a summary of the pro forma effects to reported net income and net income per share for the years ended September 30, 2001 and 2000 as if the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123.

         m. Income taxes - The Company and its subsidiaries file consolidated income tax returns. The Company utilizes the liability method of accounting for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets or liabilities are determined based upon the difference between the values of the assets and liabilities as reflected in the financial statements and their related tax basis at enacted tax rates in effect for the year in which the differences are expected to be recovered or settled.

2.       Merger Transactions
         -------------------

              Effective October 1, 2000, The Company acquired United Capital Mortgage Corporation ("UCMC"), a 13-year old mortgage operation in a transaction accounted for as a purchase. United Capital Mortgage, which is based in Denver, Colorado, has branch offices in Colorado, Nevada, and Florida and a wholesale operation in New York. The net purchase price of $3,050,000 consisted of cash of $852,325 less outstanding receivables from UCMC's prior shareholders; promissory notes totaling $1,147,675 and shares of common stock valued at $1,050,000 based on the average closing price for the period five days prior to closing. The values assigned to the assets and liabilities of UCMC were as follows:


        Cash and cash equivalents               $     135,132
        Receivables                                   674,910
        Loans held for sale                        15,424,698
        Property and equipment                        723,760
        Other assets                                2,416,816
        Notes payable                             (15,257,691)
        Accounts payable and other liabilities     (1,067,625)
                                                --------------
                                                $   3,050,000


              Effective July 2001, the Company entered into an agreement to partially modify the UCMC purchase agreement. Under the terms of the partial modification agreement, the Company agreed to cancel the outstanding principal and accrued interest balances of the promissory notes, of which they were in default, and issued warrants exercisable at $.001 to purchase 4,000,000 shares of the Company's common stock. In addition, the Company issued a total of 409,000 shares of stock to a prior stockholder of UCMC and other individuals in payment for services provided in connection with the acquisition. The value of these securities exceeded the value of the cancelled obligations resulting in additional goodwill of approximately $1,742,000.

              The Company acquired Cross Keys Capital, LP ("CKC") on October 24, 2000 in a transaction which was also accounted for as a purchase. Cross Keys which is based in Hershey, Pennsylvania provides construction financing. This acquisition was made to provide the Company with the opportunity to market construction financing for residential property. The net purchase price for this acquisition was $425,000 consisting of shares of common stock valued based on the average closing price for the period five days prior to closing. The values assigned to the assets and liabilities of CKC were as follows:


        Receivables                             $      50,672
        Loans held for sale                         8,179,148
        Property and equipment                         49,990
        Other assets                                  816,370
        Notes payable                              (8,255,272)
        Accounts payable and other liabilities       (154,003)
        Interest payable                             (261,905)
                                                --------------
                                                $     425,000

              In March 2000, the Company completed the acquisition of certain assets of Paradigm Mortgage Associates, Inc. ("Paradigm") for 500,000 shares of common stock of Lahaina. Paradigm had a co-operative branch network of mortgage brokers and the Company offered many of these the opportunity to become co-operative branches with the Company. The purchase price for this transaction was based on the common shares issued and was allocated as follows:


        Goodwill                                $   537,801
        Property and equipment                      155,058
                                                 ------------
                                                $   692,859

3.  Related Parties Transactions And Subsequent Events
    --------------------------------------------------

              Several related entities and individuals have been parties to transactions with the Company during the course of the year. L. Scott Demerau, Chairman and CEO of the Company, Betty Sullivan, COO of the Company, LJ Entertainment, LLC, Kingdom General, LLC, Judy Demerau (the mother of L. Scott Demerau and a principal in LJ Entertainment and Kingdom General, LLC) and Accent Associates, LLC, owned by Charles Demerau (the brother of L. Scott Demerau), provided short term funding for the Company. At September 30, 2001, the Company had an outstanding note payable to Scott Demerau of $120,000.

              Effective September 30,2001, Mr. Demerau entered into a severance agreement within the Company. As part of the agreement, Mr. Demerau agreed to convert a portion of existing related party debt owing to him and to cancel his employment agreement with the Company and the attendant obligations owing to him thereunder for 1,500,000 shares of common stock. Mr. Demerau also agreed to use the balance of his notes to reimburse a portion of his 2001 employee compensation, to cover certain expenses relating to the proposed listing of the Company's stock on a German exchange and to guarantee the Swiss Air residential property lease payments through February 15, 2002.

              On September 30, 2001, the Company sold, subject to certain consents and approvals, AMSI to Accent Management Group, LLC. The president and stockholder of Accent Management Group is Betty Sullivan who previously served as chief operating officer and as a director of the Company. She resigned from these positions effective September 30, 2001. The consideration for this transaction includes issuance of 6% preferred stock with an aggregate par value of $1,775,000 and common stock equal to ten percent of the outstanding common stock interest in AMSI. In addition, AMSI agreed to cancel $2,262,500 of outstanding intercompany accounts owed by the Company to AMSI as of that date. This consideration results in a gain on the sale of approximately $450,000 which has been deferred pending receipt of the necessary consents and approvals.

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

              During fiscal 2001, the Company granted options to related parties to purchase 500,000 shares of the Company's common stock at a price of $0.85 per share. These options expire in 2006.

              During fiscal 2000, the Company granted options to related parties to purchase 1,650,000 shares of the Company's common stock at prices ranging from $1.20 to $1.42 per share. These options expire in June 2005.

4.  Mortgage Loans Held For Sale
    ----------------------------

              Mortgage loans held for sale at September 30, 2001 consist of residential and construction loans which are considered to be short-term financial instruments and are valued at their carrying amounts which approximates market. The Company does not retain any loans as investments or any servicing rights. Mortgage loans held for sale consisted of the following:


        Residential mortgage loans              $  65,760,549
        Construction financing                      6,460,500
                                                 -------------
                                                $  72,221,049

5.  Notes Receivable
    ----------------

              Notes receivable as of September 30, 2000 consisted of an amount of $1,553,938 due from the purchaser of Beachside Commons. The face value of the note is $3,000,000 plus related accrued interest of $90,000. At September 30, 2000, the note has been discounted by $1,536,062 to reflect the value of the collateral for the note which consists of 675,000 shares of the Company's common stock which are owned by the purchaser and 500,000 shares of the Company's common stock pledged by a former AMSI shareholder. The 1,175,000 shares are the only collateral securing the note. On December 29, 2000, in conjunction with the transaction involving the Swiss Air Estates property, the notes were transferred to Scott Demerau.

              A note receivable in the amount of $900,000 is due from the purchaser of certain undeveloped property located in Tennessee, which was sold in 2000. The property sold for $1,150,000, with a $250,000 down payment consisting of existing notes payable forgiven by the note holders being paid in cash. The note is collateralized by 325,000 shares of the Company's common stock pledged by the purchaser. The promissory note calls for monthly interest only payments through June 30, 2000 and thereafter monthly principal and interest payments of $38,000 through September 30, 2002. As of September 30, 2000, the note holder had not made any principal or interest payments and the note was in default. Based on the uncertainty of the collectibility of the promissory note because the down payment by the buyer was less than the Company's basis in the land, the gain on the sale of $890,781 was deferred and is netted with the related note receivable.

              Reconciliation of notes receivable at September 30, 2000

                                                                           Notes
                           Note           Deferred       Valuation      Receivable,
                        Receivable          Gain         Allowance          Net
                       ------------      -----------     -----------     -----------

Beachside Commons       $ 3,090,000      $         -     $ 1,536,062     $ 1,553,938
Tennessee property          900,000          890,781               -           9,219
Swiss Air                   600,000          600,000               -               -
                        -----------      -----------     -----------     -----------
                        $ 4,590,000        1,490,781       1,536,062       1,563,157


              During the year ended September 30, 2001, the balances outstanding under these notes were realized and the previously deferred gains were recognized in income.

6.  Real Estate Held for Development and Sale
    -----------------------------------------

              Real estate held for development at September 30, 2001 and 2000 consisted of the following:

                                                    2001           2000
                                                    ----           ----
        Land held for development               $   91,605       $ 2,282,545
        Cost to develop land                       163,564           856,593
                                                ----------       -----------
                                                $  255,169       $ 3,139,138

              Income related to the sale of real estate held for development during the year ended September 30, 2000:

                                                                           Cost of
                           Sales           Deferred          Net         Real Estate
                           Price           Revenue         Revenue          Sold
                       ------------      -----------     -----------     -----------

Tennessee property      $ 1,150,000          890,781         259,219         259,219
Swiss Air                 3,400,000          600,000       2,800,000         975,482
                        -----------      -----------     -----------     -----------
                        $ 4,550,000        1,490,781       3,059,219       1,234,700


              On December 29, 2000, Lahaina acquired the personal residence of
     L. Scott Demerau, Chairman, and CEO and President for approximately $8,000,000. The price paid for the property was based upon an independent appraisal. The Board of Directors, including four (4) outside Directors, unanimously approved the transaction. Mr. Demerau abstained from the vote. Payment consisted of the assumption of a $2,500,000 first mortgage on the property, the issuance of $1,650,000 of preferred stock to Mr. Demerau, the transfer of the Beachside Commons note receivable at a stated value of $2,450,000 to Mr. Demerau, the cancellation of $1,000,000 notes receivable for the exercise of 700,000 stock options by Mr. Demerau, Betty Sullivan and Judy Demerau and a promissory note to Mr. Demerau in the amount of $385,000.

7.  Options to Acquire Real Estate
    ------------------------------

              Previously, the Company acquired certain real estate located in Tennessee. This property was subsequently sold on December 30, 1999, to a third party for consideration totaling $1,150,000. The consideration consisted of $200,000 in existing notes payable forgiven by the holders and a promissory note made payable to the Company in the amount of $900,000. The note was secured by a second lien position on the property being developed (releases of which were subject to cash payments of principal), a guaranty made by a third party related to the issuer of the note, as well as by a pledge of 225,000 shares of the Company's common stock. The promissory note called for monthly interest only payments through June 30, 2000, and thereafter monthly principal and interest payments of $38,000 through September 30, 2002. As of September 30, 2000, the note holder had not made any principal or interest payments and the note was in default. Based on the uncertainty of the collectibility of the promissory note and that the down payment by the buyer was less than the Company's basis in the land, the gain on the sale of $890,781 was deferred.

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

8.  Property and Equipment
    ----------------------

              Property and equipment at September 30, 2001 and 2000 consists of the following:

                                                    2001              2000
                                                    ----              ----
        Leasehold improvements                  $    67,236       $         -
        Furniture and equipment                   1,297,054           262,298
                                                -----------       -----------
        Property and equipment, at cost           1,364,290           262,298
        Less accumulated depreciation               730,719            60,480
                                                -----------       -----------
        Property and equipment, net             $   633,571       $   201,818


             Depreciation expense for property and equipment was $213,903 and $53,377 for the years ended September 30, 2001 and 2000, respectively.

9.  Notes Payable
    -------------

              The Company has the following notes payable at September 30, 2001 and 2000:

                                                                         2001                 2000
                                                                      ----------           ----------
Notes payable:

Note payable to a bank; interest at prime;
secured by a first mortgage on a residence.                           $2,228,814           $        -

9% Convertible Note due April 2003.  Company may elect
to pay the note, plus accrued interest, with stock or
cash.  If the note is not paid on or before the due date, the
Holder may require conversion.  The note is secured by shares of the Company's common stock equal to the number of shares
issuable upon conversion.                                                600,000                    -

Note payable secured by certain parcels of land held for
development, due June 7, 2000.  Interest at 9%.                          550,000              550,000

8% Promissory note due August 25, 2000. The note is secured
by shares of the Company's common stock.                                 500,000              500,000

Note payable to a bank secured by residential property,
payable on demand or if no demand, April 2002.  Interest
at prime plus 2%.                                                        495,000                    -

9% Promissory Note, secured by a second mortgage on certain
parcels of real estate, due January 31, 2001. Interest only
payable quarterly in arrears.                                            459,586              459,586

8% Note payable due September 25, 2000. Company may elect to pay the note, plus accrued interest, with stock or cash. If the note is not paid on or before the due date, the Holder may require conversion.  The note is secured by shares of the Company's
common stock equal to the number of shares issuable upon conversion.     425,000              525,000

8% Note payable due December 26, 2000. Company may elect to
pay the note, plus accrued interest, with stock or cash. If
the note is not paid on or before the due date, the Holder may require conversion. The note is secured by shares of the Company's
common stock equal to the number of shares issuable upon conversion.     425,000              475,000

Note payable secured by certain parcels of real estate, due
September 2004. Principal and interest payable monthly at a
rate of 15%.                                                             329,802              350,000



9.  Notes Payable (cont.)
    -------------

Note payable with no interest unless default at which time
interest accrues at 12%, due December 15, 2001.  Secured
by real estate.                                                          150,000                    -

Note payable secured by residential property, payable on
demand.  Interest is payable monthly at a rate of 12%.                    67,000                    -

Insurance premium note. Interest at  11.5%, with monthly
payments of $14,950, through January 2001.                                     -               58,780

Note payable secured by certain parcels of land held for
development, due September 1, 2002.  Interest only is
payable at a rate of 9.5%.                                                     -            2,760,723

Note payable secured by first deed of trust on land sold in
Tennessee. Annual payments of $40,000 including interest, are due beginning August 10, 2000 through August 2005. Interest is
payable at a rate of 8.25%.                                                    -              200,000

Note payable secured by certain parcels of real estate, due
April 8, 2000. Interest only is payable monthly at a rate of 15%.              -              161,750

                                                                    ------------         ------------
Total notes payable                                                    6,230,902            6,044,839
                                                                    ------------         ------------

Notes payable related parties:

Unsecured note payable to a stockholder, interest
at 7%, due on demand.                                                $   120,000                   --

Note payable to related party secured by certain parcels of land for development, due July 1, 2000.  Interest only is payable
quarterly at a rate of 8.25%.                                                  -               39,307

Unsecured note payable to the majority shareholder, with no
stated interest rate, due on demand.  Interest is accrued at
10.25% per annum.                                                              -                7,382

9% Convertible Note, secured by a second mortgage on certain parcels of real estate, due August 18, 2001. Interest only
payable quarterly in arrears.                                                  -              500,000

Unsecured note payable to a related party, due December 31,
2000. Interest only payable at maturity at a rate of 9% per annum.             -            1,072,825

Unsecured note payable to a related party, with no stated
interest rate, due on demand. Interest is accrued at 8.25% per annum.          -               71,720

Unsecured note payable to a related party, with no stated
interest rate, due on demand. Interest is accrued at 8.25% per annum.          -                4,371

Unsecured note payable to a related party, with no stated
interest rate, due on demand. Interest is accrued at 8.25% per annum.          -               86,476

Unsecured note payable to a related party, with no stated
interest rate, due on demand. Interest is accrued at 8.25% per annum.          -                8,602

Unsecured note payable to a related party, with no stated
interest rate, due on demand. Interest is accrued at 8.25% per annum.          -                5,000
                                                                    ------------          ------------
     Total notes payable related parties                                 120,000            1,797,683
                                                                    ------------          -----------
Total notes payable                                                 $  6,350,902          $ 7,842,522
                                                                    ============          ============

    -------------

                  Scheduled maturities of the Company's notes payable and amounts due to related parties and stockholders at September 30, 2001 are as follows:

         Year Ending September 30,
                2002                    $ 4,042,286
                2003                        363,075
                2004                      1,841,889
                2005                        103,652
                                        -----------
                Total                   $ 6,350,902


         a. Conversion Provisions on the Convertible Notes - The terms of the 8% convertible notes issued by Lahaina for general corporate indebtedness state that the notes may be converted by the holder at any time, and contain certain other conversion provisions. The conversion price of these notes is equal to 110% of the average closing bid price for the five (5) trading days immediately prior to the original issuance of the note. Conversion prices for the $425,000 and $425,000 notes are $2.75 and $2.03, respectively. Conversion would therefore result in issuance of 154,545 and 209,360 common shares, respectively.

         b. Warehouse Line of Credit - At September 30, 2001, the Company had $65,146,225 outstanding under a warehouse line of credit. This line is a $30,000,000 line with a $65,000,000 overline which bears interest at LIBOR plus 2.125%. In addition, the Company had $6,460,500 outstanding under a separate revolving line of credit, the proceeds of which had been used to fund construction financing loans. During the year ended September 30, 2001, this line was suspended due to a failure to paydown the outstanding balance on the line. Proceeds from future sale of construction loans will be applied to against this outstanding balance.

                  At September 30, 2000, the Company had $642,442 outstanding under a $2,000,000 warehouse line of credit. The funds were used to fund mortgage loans that ultimately would be sold to third parties. The warehouse line of credit is secured by the underlying mortgages originated using proceeds from draws on the warehouse line. The warehouse line was suspended as of July 9, 1999 due to violation of certain debt covenants and failure to repurchase or otherwise remove aged loans pursuant to the line of credit agreement. The lender has agreed to accept certain foreclosed properties in partial satisfaction of the line of credit. The lender has also agreed to allow the Company to make interest only payments on the remaining principal amount while the underlying loans are in receivership.

10.  Stock Options
     -------------

              The Company has previously adopted the Lahaina Acquisitions, Inc. Stock Option Plan that is open to participation of all directors, employees and key consultants to the Company or any subsidiary or affiliate of the Company. Under the terms of the plan, not more than 4,250,000 shares of the Company are available to be optioned. Options are granted at not less than the fair market value of the underlying stock at the date of grant and generally vest ratably over periods specified in each individual option grant. Such options expire five years from the date of grant. Compensation expense will be recorded for grants to non-employees and consultants in accordance with SFAS No. 123. Employee stock options will be accounted for under APB 25 using the intrinsic value method. No compensation expense was recorded for the employee options issued during fiscal year 2000.

              A summary of the Company's stock option activity and related information for the years ended September 30, 2001 and 2000 follows:

                                                                                 Weighted
                                                                                 Average
                                                                Number of        Exercise
                                                                 Options           Price
                                                                ---------       ----------

       Balance at September 30, 1999                             400,000            0.35
            Granted                                            2,170,000            1.46
            Exercised                                         (1,062,500)           1.12
            Canceled                                            (100,000)           0.35
                                                              ----------
       Balance at September 30, 2000                           1,407,500            1.48
            Granted                                            4,504,500            0.75
            Exercised                                            (53,125)             --
            Canceled                                          (1,107,693)           1.47
                                                              ----------
       Exercisable at September 30, 2001                       4,751,182            1.05
                                                              ==========
       Exercisable at September 30, 2000                         275,458            1.46
                                                              ==========
       Exercisable at September 30, 2001                       3,778,100            0.93
                                                              ==========
       Shares available for grant at September 30, 2000        2,837,500
                                                              ==========
       Shares available for grant at September 30, 2001          303,343
                                                              ==========

             The following table summarizes information about the Company's stock options outstanding and exercisable by price range at September 30, 2001:

                     Weighted
      Options         Average                           Options
    Outstanding      Remaining                      Exercisable at
    at September    Contractual          Exercise    September 30
       2001             Life               Price         2001
    -----------   ----------------      --------    ------------
         1,650        1.16 years          $3.00            1,108
        51,389        3.63 years           2.50           51,389
       100,000        4.00 years           2.00           25,000
       110,833        1.23 years           1.94           52,666
           611        3.76 years           1.87              611
       150,000        4.48 years           1.75          150,000
     1,367,125        4.76 years           1.50          164,895
       869,792        3.70 years           1.42          660,764
       150,000        4.31 years           1.28           37,500
        50,000        2.47 years           1.20           50,000
       500,000        2.86 years           1.00           84,167
       500,000        5.00 years           0.85          500,000
     2,000,000        4.82 years           0.54        2,000,000
    -----------                                       ----------
     5,851,400                                         3,778,100
    ===========                                       ==========

         a. Pro Forma Information - Pro forma disclosure information regarding net income (loss) and income (loss) per common share is required by Statement 123, and has been determined as if the Company had accounted for its stock options and the Stock Purchase Plan under the fair value method of that Statement.

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

     -------------

              The weighted-average fair value per share of options granted during the years ended September 30, 2001 and 2000 was $0.03 and $0.05 per share, respectively.

                                                2001                2000
                                              --------            --------
    Net income (loss)
        As reported                          $ 3,086,753        $(1,987,257)
        Pro forma                              2,987,753         (2,094,785)

    Basic and diluted income (loss) per common share
        As reported                          $      0.14         $    (0.12)
        Pro forma                                   0.13              (0.12)

11.  Commitments, Contingencies and Subsequent Events
     ------------------------------------------------

         a. Leases - The Company leases office space under an operating lease agreement. Future minimum lease payments on this noncancellable operating lease as of September 30, 2000 are as follows:

         Year Ending September 30,
                    2002                                     $  926,223
                    2003                                        886,347
                    2004                                        868,766
                    2005                                        766,529
                    2006                                        570,159
                    Thereafter                                  872,901
                                                             ----------
                                                             $4,890,925
                                                             ==========

                  This lease provides for payment of certain expenses by the Company. Rental expense charged to operations was $863,542 and $157,069 for the years ended September 30, 2001 and 2000, respectively.

         b. Legal proceedings - In July and August 1998, AMSI acquired from SGE and related entities notes secured primarily by first security interests in residences. The selling entity, SGE, has been placed in receivership by Order of the Superior Court of Tift County, Georgia. The receiver is charged with the responsibility of settling competing claims, if any, to loans made and sold by SGE. Many of the loans acquired by the Company from SGE were later sold to Matrix Bank for a total purchase price of $623,032. Matrix Bank contends that some of the loans are subject to competing claims or are non-performing assets, and has demanded that the Company reacquire these loans.

                  The Company has negotiated a settlement with Matrix Bank in the amount of $55,000. Any losses would be subject to indemnification from the former AMSI shareholders.

                  On February 17, 2000, the Holder of convertible notes of the Company aggregating $1,250,000 sold the notes to Accent Associates, LLC, a related party of the Company in exchange for new debt. On default by Accent Associates, LLC, the Holder reacquired the notes and on January 10, 2001, filed an action in the Superior Court of Fulton County, Georgia to collect on the notes based on a formula of conversion with which the Company is in disagreement. In November 2001, the court granted summary judgement on the issue of liability under the notes and the Company has requested a jury trial to determine the amount owed.

                  In addition, the holder has brought an action against the Company for payment of $550,000 under the terms of a convertible note executed by the Company on January 7, 2000 which the holder claims is in default. This $550,000 note was secured by a first priority deed to secure debt on Lot 4 of the Swiss Air Estates and a second priority deed to secure debt on Lot 8 of Swiss Air Estates. The Company has an agreement with the holder to transfer Lot #4 to the holder and pay $250,000 in full satisfaction of the note. As of the date of this report, the holder disputes the enforceability of the agreement.

                  The Company is a third-party defendant in an action filed by an individual with whom there was an agreement involving certain financing activities. The complaint involves claims of breach of contract and breach of fiduciary duty. The amount of damages has not been specified. The Company does not believe the outcome will have a material adverse impact on the operating results of the Company.

                  The Company is engaged from time to time in various other litigation matters in the ordinary course of business including disputes with vendors.

12.  Segment Information
     -------------------

              Prior to October 1, 2000, the Company operated in two business segments: Mortgage Brokerage and Real Estate Development. With the acquisition of United Capital Mortgage Corporation in October 2000, the Company has added mortgage banking to its services. A further description of each business segment, at September 30, 2001 and 2000, along with the corporate services area follows:

         a. Mortgage Services - Provides mortgage banking origination services to consumers through several traditional branch offices located in Colorado, Florida, Nevada and New York. The Company also provides mortgage brokerage origination services to consumers through several traditional branch offices located primarily in the Atlanta, Georgia metropolitan area.

         b. Real estate division - This segment is a real estate development organization engaged in the sale of real estate currently held by the Company.

         c. Corporate - Services include human resources, legal, accounting and various other of the Company's unallocated overhead charges.

              The accounting policies of the segments are the same as those described in Note B, "Summary of Significant Accounting Policies." The Company evaluates performance based on revenues and operating income (loss) of the respective segments. There are no inter-segment revenues.

              The following sets forth certain financial information attributable to the Company's business segments as of September 30, 2001:

                                    Mortgage        Real Estate
                                    Services           Division       Corporate          Total
                                  -------------     -------------    -------------    -------------

Revenues                          $  22,716,419     $  1,936,742     $         --     $  24,653,161

Operating profit (loss)               1,579,365        1,696,211       (1,786,769)        1,488,807

Depreciation and amortization           517,119               --           25,225           542,344

Identifiable assets                  80,874,801          938,926        9,282,529        91,096,256

Capital expenditures                     79,104              --                --            79,104


              The following sets forth certain financial information attributable to the Company's business segments as of September 30, 2000:

                                     Mortgage        Real Estate
                                     Services         Development       Corporate          Total
                                  -------------     -------------    -------------    -------------

Revenues                          $   9,009,017     $  3,059,219     $         --     $  12,068,236

Operating profit (loss)              (1,518,687)         926,966       (2,125,232)       (2,716,953)

Depreciation and amortization           144,151               --           24,636           168,787

Identifiable assets                   3,496,348        2,262,572        1,724,830         7,483,750

Capital expenditures                      -                 -              14,199            14,199

13.  Stockholders' Equity
     --------------------

         a. Preferred stock, common stock, rights and warrants - Associated with the 8% convertible notes issued by the Company during the year ended September 30, 2000, warrants were issued to the note holder to purchase the Company's common stock at any time up to three years from the date of original issuance of the respective note. The warrant price is equal to 110% of the average closing bid price of the Company's common shares for the five (5) trading days immediately prior to the original issuance of the note. Warrant prices for the $525,000, $500,000 and $475,000 notes are $2.75, $3.77 and $2.03, respectively.
         Exercise of the warrants would result in issuance of 52,500, 50,000 and 47,500 common shares, respectively. At September 30, 2001, warrants to acquire a total of 4,150,000 shares of the Company's common stock were outstanding. The weighted average exercise price relating to these 4,150,000 warrants is approximately $.10 per share.

                  A summary of the Company's stock warrant activity and related information for the years ended September 30, 2001 and 2000 is as follows:

                                                                Number of
                                                                 Warrants
                                                                ----------

       Balance at September 30, 1999                               250,000
            Granted                                                150,000
            Exercised                                                   --
            Cancelled                                                   --
                                                               -----------
       Balance at September 30, 2000                               400,000
            Granted                                              4,000,000
            Exercised                                                   --
            Cancelled                                                   --
                                                               -----------
       Balance at September 30, 2001                             4,400,000
                                                               ===========

14.  Employee Benefit Plans
     ----------------------

              The Company utilizes a third-party Professional Employer Organization to provide certain employee benefits plans to its employees. Benefits available to employees include medical, dental, life insurance coverage and participation in a 401(k) retirement plan. The Company, at its discretion, will match employees contributions to the 401(k) plan up to specified levels. For the years ended September 30, 2001 and 2000, no contributions were made by the Company to the plan.

15.  Income Taxes
     ------------

              At September 30, 2001 the effective tax rate varies from the maximum federal statutory rate as a result of the following items:


                                                  2001                2000
                                                  ----                ----

        Current provision                     $       --          $       --
        Deferred benefit                              --                  --
        Change in valuation allowance           (460,000)                 --
                                              ----------          ----------
                                              $ (460,000)         $       --
                                              ==========          ==========

     ------------

              Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of tax carryforwards.


        Net operating loss carryforward         $ 1,194,216     $  2,200,000
        Less: valuation allowance                  (734,216)      (2,200,000
                                                -----------     ------------
                                                    460,000               --
        Deferred tax liabilities                         --               --
                                                -----------     ------------
        Net deferred tax assets                 $   460,000     $         --
                                                ===========     ============


              The Company's provision for income taxes varies from the statutory federal tax rate primarily due to the valuation allowance that which reduces the benefit of the net operating loss carryforwards and the effect of certain non-deductible expenses.

                  Analysis of the net deferred tax benefit at September 30, 2001 and 2000 is as follows:

        Net operating loss carryforward         $ 1,194,216     $  2,200,000
        Less: valuation allowance                  (734,216)      (2,200,000)
                                                -----------     ------------
                                                    460,000               --
        Deferred tax liabilities                         --               --
                                                -----------     ------------
        Net deferred tax assets                 $   460,000     $         --
                                                ===========     ============


                  The net change in the deferred tax valuation allowance was a decrease of $1,466,000 for the year ended September 30, 2001 and an increase of approximately $814,000 for the year ended September 30, 2000.

16.  Income Per Common Share
     -----------------------

              The following table sets forth the computation of basic and diluted income per share:


                                                               2001             2000

     Numerator:
           Net income (loss)                                  $ 3,086,753   $ (1,987,257)
                                                              ===========   ============

     Denominator:
           Denominator for basic loss per share-weighted
           average shares (including outstanding shares of
           redeemable common stock)                             22,326,512    16,948,031

    Effect on dilutive  securities:
           Employee  stock  options                                     --            --
           Stock  purchase warrants                                     --            --
                                                              ------------  ------------
              Denominator for diluted loss per share
               adjusted weighted                                22,326,512    16,948,031

         Net income (loss) per share - basic and diluted      $       0.14  $      (0.12)
                                                              ============  ============

              The Company had 3,941,657 and 1,419,000 stock options and 4,400,000 and 400,000 stock purchase warrants outstanding at September 30, 2001 and 2000, respectively. The effect of these common stock equivalents would be anti-dilutive.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Prior to July 9, 1999, the Company's principal accountants were Kenneth A. Walters, P.A. As a result of the merger with Accent, the Company had engaged Deloitte & Touche LLP as its principal accounting firm. On September 22, 1999, the Company filed a current report on Form 8-K with the Securities and Exchange Commission notifying the commission of the change in the Company's certifying accountants. The Company had no disagreements with Kenneth A. Walters, PA on any substantive matters prior to his resignation.

     On July 6, 2000, Deloitte & Touche LLP resigned as principal accounting firm. On July 14, 2000, the Company filed a current report on Form 8-K with the Securities and Exchange Commission notifying the commission of Deloitte's action. On July 24, and September 27, 2000, the Company filed amendments on Form 8-K/A giving additional information about the change in accounting firms. On December 27, 2000 the Company filed an amendment on Form 8-K/A notifying the commission that Tauber & Balser, P.C. had been engaged as its principal accounting firm. The Company had no disagreements with Deloitte & Touche LLP on any substantive matters prior to their resignation.

      On November 14, 2001, the Company filed a current report on Form 8-K with the Securities and Exchange Commission notifying the commission that the Company had engaged Moore, Stephens, Frost, P.C. as its principal accounting firm. On December 7, 2001 the Company filed amendments on Form 8-K/A giving additional information about the change in accounting firms. The Company had no disagreements with Tauber & Balser, P.C. on any substantive matters prior to their resignation.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers and Directors of the Company as of the date of this filing.

DIRECTORS AND OFFICERS  AGE    POSITION

Dan E. Moudy            52     Chief Executive Officer, President and Director
William McCord          46     Chairman and Director
L. Scott Demerau        40     Director
Robert E. Altenbach     54     Director
Joe McAdams             58     Director
Florian Homm            42     Director

     Certain information regarding executive officers of the Company can be found under the heading "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K. Information regarding non-employee directors follows:

     Dan E. Moudy was elected the President and Chief Executive Officer of Lahaina effective November 2, 2001. Mr. Moudy is an attorney who has worked in the public company acquisitions and mergers arena for many years.

     William McCord was elected as Chairman of the Company effective November 2, 2001. Mr. McCord co-founded UCMC in 1985 and has for the last two years taken over the day-to-day management of the mortgage company. He served as the non-executive Director and passive investor of UCMC until 1999.

     L. Scott Demerau, was elected as a director, the Chief Executive Officer and President of the Company effective August 23, 1999. Subsequent to September 30, 2001, Mr. Demerau resigned his position as the Chief Executive Officer and President of the Company. Mr. Demerau holds a B.A. from the Ferris State University. Mr. Demerau began his entrepreneurial career in 1986 by forming a family entertainment center company, Mountasia. Mountasia held an Initial Public Offering in 1993 and merged with Malibu Entertainment Worldwide in 1994 where he served as Chairman, President and CEO until 1997. From 1997 to 1999, Mr. Demerau served as a consultant to Malibu.

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

     Joe McAdams was elected as a director of the Company effective November 1, 2000. Mr. McAdams is a publishing executive and has served as the President and Chief Executive Officer of Affinity Group, Inc. since 1991. Mr. McAdams served as President and Publisher of Adams Publishing Corporation from 1988 to 1991. Between 1987 and 1988, Mr. McAdams held the office of President and Publisher of Southern California Publishing Co., an amalgamation of Hearst Community Newspapers and Scripps Howard. Mr. McAdams has served in various other executive management positions since 1974. Mr. McAdams has a Masters degree in Business Administration from Loyola University and a B.A. from Southern Illinois University.

     Florian Homm was elected as a director of the Company effective November 1, 2001. Mr. Homm founded and helmed the Value Management & Research AG in 1993 which went public in 1998. He is an investment banker and venture capitalist who has backed more than fifty private and public companies worldwide. Prior to 1993, Mr. Homm was the Managing Partner of Tweedy Browne. Mr. Homm has a Bachelors degree from Harvard University and a Master of Business Administration degree from Harvard Business School.



ITEM 11. EXECUTIVE COMPENSATION

     The following tables set forth certain information concerning compensation for the Company's named executive officers for the year ended September 30, 2001 and the year ended September 30, 2000:

                                                      SUMMARY COMPENSATION TABLE

                                                          ANNUAL COMPENSATION            LONG TERM COMPENSATION
                                                    ----------------------------    --------------------------------
                                                    SALARY         OTHER ANNUAL      STOCK OPTIONS      ALL OTHER
Name and Principal Position         YEAR               $           COMPENSATION           (#)            COMPENSATION
----------------------------------------------------------------------------------------------------------------------
L. Scott Demerau President and      2001             13,085            -                      -              -
   Chief Executive Officer          2000            120,332            -                      -              -

Betty M. Sullivan - Executive
   Vice President and Chief         2001             61,779            -                500,000              -
   Operating Officer                2000             74,856            -                525,000              -

Jacqueline L. Flynn - Chief         2001             72,536            -                200,000              -
    Financial Officer  (1)


1) Ms. Flynn accepted the position of Chief Financial Officer effective January 20, 2001. The compensation above reflects earnings for that period.


                              OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR
---------------------------------------------------------------------------------------------------------
                                                                            Potential realizable  value
                                                                            at assumed annual rates of
                                                                             stock price  appreciation
                           Individual grants                                      for option term
-----------------------------------------------------------------------  ---------------------------------
                       Number of           Percent of
                      Securities         total options/
                      underlying          SARS granted    Exercise or
                     Options/SARS         to employees     base price         Expiration   5%       10%
       Name           Granted (#)        in fiscal year    ($/Share)           date        ($)      ($)
-----------------------------------------------------------------------------------------------------------

L. Scott Demerau              0

Betty M. Sullivan       500,000 (1)        15%              $ .85           09/30/2006      0        0

Jacqueline L. Flynn     150,000 (2)       4.5%              $1.28           01/22/2006      0        0
                         50,000 (3)       1.5%              $1.50           10/01/2005      0        0


(1) Immediately vested options, exercisable at $.85 per share. Exercisable for five years from date of grant.

(2) Immediately vested options, exercisable at $1.28 per share. Exercisable for five years from date of grant.

(3) Immediately vested options, exercisable at $1.50 per share. Exercisable for five years from date of grant.



                    Aggregated Option/SAR Exercises in Last
                    Fiscal Year and FY-End Option/SAR Values
--------------------------------------------------------------------------------------------------------------------------


                                                                    Number of securities          Value of unexercised in-
                                                                   underlying unexercised           the-money options/SARs
                                                                   options/SARs at FY-end            at FY-end

                      Shares acquired                                (#)                                    ($)
     Name             on exercise (#)    Value realized ($)     Exercisable     Unexercisable

L. Scott Demerau         0                    0                    -               -                         -

Betty M. Sullivan        0                    0                    -               -                         -

Jacqueline L. Flynn      0                    0                    -               -                         -




ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock and its Series A Preferred Stock as of December 31, 2001 for (i) each person or entity who is known by the Company to beneficially own five percent or more of the outstanding Common Stock of the Company, (ii) each of the Company's directors, (iii) each of the Named Executive Officers (as defined above), and (iv) all directors and executive officers of the Company as a group:



                                                NUMBER OF SHARES          PERCENT OF CLASS
                                                         SERIES B               SERIES B
BENEFICIAL OWNER                               COMMON    PREFERRED      COMMON    PREFERRED
----------------------------------------------------------------------------------------------
William McCord                             10,790,522(1)            -      40.0%         -
161 Spurwink
Hot Springs, AR  71913
----------------------------------------------------------------------------------------------
L. Scott Demerau                            4,287,355       1,650,000      15.9%       100%
8645 Swiss Air Road
Gainesville, GA  30506
----------------------------------------------------------------------------------------------
Julia Demerau                               2,358,500               -       8.7%         -
8645 Swiss Air Road
Gainesville, GA  30506
----------------------------------------------------------------------------------------------
William McCord                             10,790,522 (1)           -      63.7%         -
L. Scott Demerau                            4,287,355       1,650,000      25.3%       100%
Betty M. Sullivan                             994,260 (1)           -       5.9%         -
Dan Moudy                                     347,400 (1)           -       2.1%         -
Jacqueline L. Flynn                           200,000 (1)           -       1.2%         -
Robert E. Altenbach                           150,000 (1)           -       0.9%         -
Florian Hamm                                  100,500 (1)           -       0.6%         -
Joe McAdams                                         0               -       0.3%          -
----------------------------------------------------------------------------------------------
All directors and officers as a group      16,920,037       1,650,000          %         -
 (8 people)
----------------------------------------------------------------------------------------------

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



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Several related entities and individuals have been parties to transactions with the Company during the course of the year. L. Scott Demerau, Chairman and CEO of the Company, Betty Sullivan, COO of the Company, LJ Entertainment LLC (a related party), Kingdom Generals LLC, Judy Demerau, (principal in LJ Entertainment and Kingdom Generals) and Accent Associates LLC (a related party) provided short term funding for the company. Advances by the parties are interest bearing at rates from 7.00% to 12.00%. At September 30, 2001, the balances owed are as follows:

L. Scott Demerau                $120,000

      Effective September 30,2001, Mr. Demerau entered into a severance agreement within the Company. As part of the agreement, Mr. Demerau agreed to convert a portion of existing related party debt owing to him and to cancel his employment agreement with the Company and the attendant obligations owing to him thereunder for 1,500,000 shares of common stock. Mr. Demerau also agreed to use the balance of his notes to reimburse a portion of his 2001 employee compensation, to cover certain expenses relating to the proposed listing of the Company's stock on a German exchange and to guarantee the Swiss Air residential property lease payments through February 15, 2002.

      On September 30, 2001, subject to certain consents and approvals, the Company sold AMSI to Betty M. Sullivan. Ms. Sullivan served as Chief Operating Officer and as a director of the Company. She resigned these positions effective September 30,2001. The consideration for the transaction includes the issuance of preferred stock with Lahaina retaining a 10% common stock interest in AMSI and cancellation of significant inter-company accounts that Lahaina owed to AMSI. Upon completion, the Company would recognize a gain on sale of approximately $450,000, the gain of which will be deferred until all consents and approvals have been obtained.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)    The following documents are filed as part of this report:
        (1)
          (a)
             Consolidated Financial Statements:
             Report of Moore, Stephens, Frost, Independent Auditors
             Report of Tauber & Balser, P.C., Independent Auditors
             Consolidated Balance Sheets at September 30, 2001 and 2000 Consolidated Statements of Income for the year ended September 30,
               2001 and for the year ended September 30, 2000
             Consolidated Statements of Stockholders' Deficit for the year ended
               September 30, 2001
             Consolidated  Statements of Cash Flows for the year ended September
               30, 2001 and for the year ended September 30, 2000
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

     10.22 Second Amendment to Asset Purchase Agreement by and between Paradigm Mortgage Associates, Inc. and Lahaina Acquisitions, I, Co. (8)

     16 Letter of Resignation from Kenneth A. Walters, P.A.(5)

     21 Subsidiaries of the Registrant

     23.1 Consent of Moore Stephens Frost

     23.2 Consent of Tauber & Balser, P.C.

     24 Severance Agreement between Lahaina Acquisitions, Inc. and L. Scott Demerau

     27 Financial Data Schedule (for SEC use only)

      + Previously filed.

     10.23 Stock Purchase Agreement dated October 24, 2000 and effective October 1, 2000 by and among Lahaina Acquisitions, Inc., United Capital Mortgage Corporation, William D. McCord, Annika K. Clark and the Estate of Jonathan
Clark (9)

     10.24 Agreement of Purchase and Sale dated October 1, 2001 by and among Lahaina Acquisitions, Inc., CKC General, Inc., Cross Keys Capital, L.P., Frank Demarino, Robert G. Devlin, Frank A. Oliverio and Carmen P. Romano (10)

     10.25 Partial Modification Agreement dated July 27,2001 by and between Lahaina Acquisitions, Inc., William D. McCord and Dan Moudy (11)

     10.26 Severance Agreement between L. Scott Demerau and Lahaina Acquisitions, Inc. dated September 30, 2001 (12)

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

         Current Report on Form 8-K dated and filed with the commission on January 5, 2001 disclosing acquisition or disposition of assets.

          Current Report on Form 8-K/A dated and filed with the commission on January 19, 2001 disclosing acquisition or disposition of assets.

          Current Report on Form 8-K dated and filed with the commission on May 2, 2001.

          Current Report on Form 8-K dated and filed with the commission on May 2, 2001.

          Current Report on Form 8-K dated and filed with the commission on May 2, 2001.

          Current Report on Form 8-K dated and filed with the commission on November 14, 2001 disclosing changes in certifying accountants.

          Current Report on Form 8-K/A dated December 10, 2001 and filed with the commission on December 11, 2001 disclosing other events.

          Current Report on Form 8-K/A dated December 10, 2001 and filed with the commission on December 11, 2001 disclosing other events.

          Current Report on Form 8-K dated December 14, 2001 and filed with the commission on December 14, 2001 disclosing other events.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LAHAINA ACQUISITIONS, INC.
                                  (Registrant)


Dated: January 2, 2002           By:    /s/ Dan E. Moudy
                                        --------------------
                                        Dan E. Moudy
                                        President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



              SIGNATURE                                    TITLE                                    DATED
          ----------------                            ---------------                            -----------
         /s/ Dan E. Moudy             President, Chief Executive Officer,                     January 2, 2002
         --------------------         Director (Principal Executive Officer)
         Dan E. Moudy


         /s/ William McCord           Chairman & Director                                     January 2, 2002
         --------------------
         William McCord


         /s/ L. Scott Demerau         Director                                                January 2, 2002
         --------------------
         L. Scott Demerau


         /s/ Robert E. Altenbach      Director                                                January 2, 2002
         ----------------------
         Robert E. Altenbach


         /s/ Joe McAdams              Director                                                January 2, 2002
         ---------------------
         Joe McAdams



         /s/ Florian Homm             Director                                                 January 2, 2002
         ---------------
         Florian Homm



                      EX-21
                 Subsidiaries

EX-21

                         SUBSIDIARIES OF THE REGISTRANT


Accent Real Estate Group, Inc.                                Georgia


United Capital Mortgage Corporation                           Colorado

Cross Keys capital, LLP                                       Pennsylvania



EX-23                   Consents

EX-23-1

                 CONSENT OF INDEPENDENT AUDITORS


The Board of Directors
Lahaina Acquisitions, Inc.

We consent to the inclusion of our report dated December 21, 2001, with respect to the consolidated balance sheet of Lahaina Acquisitions, Inc. and Subsidiaries as of September 30, 2001 and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended, which report has been included in the Form 10 KSB of Lahaina Acquisitions, Inc.

MOORE STEPHENS FROST

Little Rock, Arkansas
December 31, 2001

EX 23-2

                        TAUBER & BALSER, P.C.
                        Certified Public Accountants
                        3340 Peachtree Road, N.E.
                        Suite 250
                        Atlanta, GA  30326

              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Lahaina Acquisitions, Inc.

We consent to the incorporation by reference of our report to the Board of Directors and Stockholders of Lahaina Acquisitions, Inc. and Subsidiaries dated February 6, 2001, accompanying the consolidated financial statements, of Lahaina Acquisitions, Inc. and Subsidiaries as of September 30, 2000 included in the September 30, 2001 Form 10-KSB for Lahaina Acquisitions, Inc. and Subsidiaries.


--------------------
TAUBER & BALSER, P.C.
Atlanta, Georgia
January 2, 2002

Exhibit 24
                               SEVERANCE AGREEMENT


         This Severance Agreement ("Agreement") is made and entered into as of September 30, 2001, by and between and among Lahaina Acquisitions, Inc., a Colorado corporation ("Lahaina"), and L. Scott Demerau, a resident of the State of Georgia ("Demerau"), with reference to the following facts:


                                    RECITALS:


A.                Demerau was previously the President and CEO of Lahaina.
                  Demerau has an employment agreement with Lahaina (the "Employment Agreement") and is entitled to certain employee benefits from Lahaina, including an automobile allowance and health insurance benefits (the "Benefits").

B. Lahaina owes to Demerau approximately $538,783.79, plus accrued interest (the "Demerau Obligation"), pursuant to a demand promissory note (the "Demerau Note").

C.                Prior to the date  hereof,  Demerau  sold his  residence
                 (the  "Swiss Air  Residence")  to Lahaina for a  purchase price determined by an independent appraisal and approved in advance by the Board of Directors of Lahaina. A portion of the purchase price in the sum of $397,120.00 (which is in addition to the Demerau Obligation) is due in connection with the sale of the Swiss Air Residence (the "Swiss Air Obligation"). The Swiss Air Obligation (i) was to be paid by Lahaina over a term of three years, (ii) approximately $315,000 remains outstanding as of the date of this Agreement, and (iii) is secured by a deed to secure debt on the Swiss Air Residence (the "Mortgage"). The books and records of the Company reflect approximately $25,000 of accrued interest on the Swiss Air Obligation as of September 30, 2001.

D. Demerau holds 275,000 stock options, exercisable at $1.42 per share, issued by Lahaina (the "Stock Options"). None of the subject Stock Options have been exercised.

E. The parties desire to resolve all claims that they may have against each other and to enter into mutual releases of such claims, all on the terms and conditions set forth below.

                  With reference to the foregoing facts, and in reliance
                 thereon, and for good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereby agree as follows:

1. Incorporation of Recitals. The recitals set forth above are hereby incorporated into and made a part of this Agreement. The parties agree that the recitals are true and correct.

2. Issuance of Stock. In full settlement of all of the claims held by Demerau against Lahaina, as set forth above, and any other claims that may be held by Demerau against Lahaina or any of its shareholders, officers and directors, Lahaina hereby agrees to issue to Demerau 1,500,000 of restricted common stock of Lahaina (the "Settlement Shares") in satisfaction of the obligation set forth in the immediately preceding sentence.. The Settlement Shares shall be restricted shares and may be sold only pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933 and any other restrictive agreements.

3. Obligation of Demerau. Demerau shall within ten days of the date of this Agreement deliver to Lahaina the Demerau Note, marked canceled. In the event that Demerau holds any security for the indebtedness owed to Demerau, including the Mortgage, such security shall be reconveyed to Lahaina (or the party providing such security).

4. Termination of Employment. Any employment by Demerau by Lahaina shall be deemed terminated, except that Demerau shall retain his position on the Board of Directors. Demerau agrees to resign from the Board on request. Lahaina shall have no further obligation to Demerau in connection with any employment by Lahaina. In connection therewith, the Employment Agreement and any Benefits to Demerau shall be terminated, and any outstanding stock options or warrants held by Demerau, including the Stock Options, shall be canceled.

5. The Swiss Air Residence. Demerau shall have the right to continue to reside at the Swiss Air Residence on the condition that he provide and pay for routine maintenance on the home, lawn and pool, pay all monthly utilities, gardener and pool expenses and household cleaning expenses, keep all personal furnishings and art work in the residence until an agreement is entered into for its sale, keep the residence in good and clean condition and repair so as to facilitate its sale, coordinate with any realtor employed by Lahaina on marketing needs that would enhance or assist in the sale of the property, cooperate with the showing of the property to potential buyers (including keeping the property in a presentable condition that would enhance its sale) and, in general, cooperate with Lahaina's efforts to sell the property. Except as specifically provided otherwise in the immediately preceding sentence, Lahaina shall be responsible for all other matters related to the ownership, maintenance and operation Swiss Air Residence (including without limitation any and all improvements and structural repairs). At any time after Lahaina obtains a binding agreement for the sale of the Swiss Air Residence, Lahaina shall have the right to request that Demerau (and any other occupants) vacate the Swiss Air Residence on 30 days written notice, and Demerau agrees to vacate the premises and cause all other occupants to vacate the Swiss Air Residence within 30 days of receipt of such notice. It shall be the responsibility of Lahaina to pay (i) all property taxes on the Swiss Air Residence, (ii) all owner's insurance covering Lahaina's interest in the Swiss Air Property, and (iii) all monthly payments required under the Mortgage and any other indebtedness secured by the Swiss Air Residence. It will be Demerau's responsibility to obtain and pay for any insurance on any of his personal property located at the residence. Notwithstanding the foregoing, the parties hereby acknowledge that the lease with Bethel Homes, LLC, covering the Swiss Air Residence will terminate as of January 15, 2002.

6. Reimbursement by Demerau. Demerau shall pay to Lahaina, to be reflected through a corresponding credit towards the Demerau Obligation, a total of $361,000, allocable as follows:

(a) The sum of $67,000 as a partial reimbursement for salary paid to Demerau for the fiscal year ending September 30, 2001.

(b) The sum of $120,000 as reimbursement in connection with the contract entered into between Lahaina and Florian Hamm and related entity.

(c) The sum of $87,000 to insure rental payments owing from Bethel Homes, LLC, in connection with the Swiss Air Residence for the period beginning on October 1, 2001, and ending January 15, 2002.

7. Warranties and Representations. Demerau makes the following warranties and representations, each of which is true of the date hereof and is being relied upon by Lahaina:

(a) There are no obligations of Lahaina to Demerau other than as set forth in the recital above except for certain expenses of Lahaina recently paid by Demerau on behalf of Lahaina which Lahaina has agreed to repay, a list of which expenses is contained in Exhibit A hereto.

(b) Demerau holds no warrants or stock options for Lahaina stock other han as set forth in the recitals above.

8. Mutual General and Special Releases.

(a) Except for the obligations created or referred to hereunder, and the warranties and representations contained herein which shall remain in effect, Lahaina on the one hand and Demerau on the other hand, for itself and for its successors and assigns, forever releases, relieves and discharges the other party and its predecessors, successors, assigns, former and present officers, directors, shareholders, attorneys, employees, agents, representatives, subsidiaries, related entities and affiliates, from any and all claims, demands, actions, cause or causes of action, suits, debts, sums of money, controversies, damages, obligations and liabilities of every kind and nature (collectively, "Claims"), whether vested or contingent, in law, equity or otherwise, that have existed or may have existed, or that do exist as of the date of this Agreement as set forth above, related to, by reason of, or arising out of any relationship between Lahaina and Demerau. This release shall not, however, apply to any Claims which are associated with or arise out of or facts, circumstances or events occurring after the date of this Agreement.

(b) Each party hereto represents and warrants that no claim or right that is released or dismissed under this Agreement has been transferred, hypothecated, assigned or given away by that party prior to the date of this Agreement.

9. Covenant Not to Sue. Without limiting in any way the releases set forth above, and subject to the performance of the terms, conditions, obligations and promises herein contained, each party hereto hereby covenants and warrants that it will not sue or otherwise commence or prosecute, or cause to be commenced or prosecuted, any action or proceeding, civil, criminal, administrative, or otherwise, related in any way to any matter released by this Agreement.

10. Disputed Claims. It is expressly understood and agreed that this Agreement is being made solely for the purpose of avoiding the expense and inconvenience of litigation and that it is not to be construed as an admission on the part of any party hereto of any unlawful wrongful or improper conduct or of any liability to any other party, all of which is expressly denied.

11. WMD Investments, LLC. The parties hereby acknowledge that WMD Investments, LLC, a Georgia limited liability company ("WMD"), William McCord ("McCord") and Julie Demerau ("Julie") entered into a Loan Agreement dated December 18th, 2000 (the "Loan Agreement"), pursuant to which McCord loaned to WMD the sum of $1,000,000 (the "Loan") to be used by WMD to purchase shares of stock of Lahaina. The Loan was represented by a promissory note (the "Note") made by WMD and guaranteed by Julie. Julie's obligation to guarantee the Note was secured by a Stock Pledge Agreement (the "Pledge Agreement") by and between Julie and McCord pursuant to which Julie pledged certain additional shares of stock of Lahaina owned by her as security for payment of the Note. By signing this Agreement, McCord and WMD hereby agree to forbear enforcement of all provisions of the Loan Agreement, the Note and the Pledge Agreement until after February 21, 2002. McCord and WMD are signing this Agreement only for the limited purposes explained in this paragraph.

12. Further Acts. The parties agree to cooperate in the implementation of the terms of this Settlement Agreement and to execute such documents as may reasonably be necessary to carry out same within three (3) days of receipt of a written request therefor.

13. Indemnification. Notwithstanding any other provision of this Agreement which might otherwise be construed to the contrary, this Agreement is not intended to and does not eliminate, reduce or otherwise modify the obligations of Lahaina to indemnify the officers and directors of Lahaina (including without limitation Demerau) in accordance with the terms of (i) Lahaina's Articles of Incorporation, as amended, or Bylaws, as amended, (ii) applicable law, or (iii) any indemnification or other agreement to which Lahaina is a party or by which Lahaina is bound.

14. Guarantees. Lahaina shall use its best efforts to obtain the release of Demerau from all guarantees pursuant to which Demerau has guaranteed any obligation of Lahaina or any subsidiary of Lahaina (a "Lahaina Obligation"), including without limitation those guaranties listed on attached Schedule 13. In addition, Lahaina shall arrange for the release (through providing substitute collateral or otherwise) of any collateral which is pledged as security for any Lahaina Obligation (or any guaranty by Demerau of any Lahaina Obligation), if such collateral is owned by Demerau, Julie Demerau, Charles W. Demerau, Judith Demerau, Kingdom General, LLC, Accent Associates, LLC, or L.J. Entertainment, LLC. Notwithstanding the foregoing, Lahaina shall fully and completely indemnify Demerau if and to the extent Demerau incurs any cost, expense, liability or obligation (including without limitation reasonable attorney fees) as a result of guaranteeing any Lahaina Obligation.

15. Representations of the Parties. Each of the parties represents, warrants and agrees as follows:

(a) Such party has received independent legal advice from attorneys of its choice with respect to the advisability of making this settlement and of entering into this Agreement. Prior to the execution of this Agreement the attorneys for each party reviewed this Agreement at length and had an opportunity to make any desired changes.

(b) Such party has made such investigation of the facts pertaining to this Agreement, and of all other matters related thereto, as such party deems necessary.

(c) This Agreement has been carefully read by, the contents hereof are known and understood by, and it is signed voluntarily by, each person executing this Agreement.

(d) Each person executing this Agreement on behalf of a party warrants and represents that he is fully authorized to do so (including, in the case of Lahaina, by the Board of Directors of Lahaina) and that his signature on this Agreement shall bind said party to the terms and provisions of this Agreement.

(e) This Agreement is intended to be final and binding and to be effective as a full and final accord and satisfaction of any and all disputes between the parties, except for the obligations created hereunder. Each party is relying upon the said finality of this Agreement as a material factor inducing said party's decision to settle said disputes.

16. General Provisions.

(a) Binding Upon Successors. All the terms of this Agreement shall be binding upon, inure to the benefit of and be enforceable by the successors, assigns and heirs of the parties hereto.

(b) Integration Clause. This Agreement constitutes the whole and only existing and binding agreement between the parties hereto concerning the releases granted between and among them and supersedes all prior understandings on that subject, whether written or oral. Other than the representations and warranties expressly stated as such in this Agreement, there are no warranties, promises or representations of any kind, express or implied, upon which any party has relied in entering into this Agreement.

(c) Amendments. This Agreement may be modified or amended only by a writing signed by the party to be charged.

(d) Counterparts.  This Agreement may be executed in counterparts.

(e) Counsel. Each party has been represented by counsel in the negotiation and execution of this Agreement, and shall be responsible for its costs and attorney's fees incurred in connection with this Agreement and its preparation.

(f) Attorney's Fees. In the event of the bringing of any action, suit or proceeding by any party hereto against any other party hereto by reason of a breach of this Agreement or any portion thereof, then the prevailing party in such action or suit shall be entitled to have and recover all costs and expenses of suit, including reasonable attorney's fees.

(g) Partial Invalidity. The invalidity of any portion of this Agreement shall not affect the remaining portions of this Agreement.

(h) Headings. The headings in this Agreement are for the convenience of the reader only and are not to be considered in any construction of the Agreement.

(i) Third Parties.  There are no third party beneficiaries of this Agreement.

(j) Preparation of Agreement. This Agreement was prepared as a result of discussions between the parties hereto and shall be interpreted fairly and in accordance with its plain meaning and not construed as if prepared exclusively or primarily on behalf of or by either of the parties hereto.

(k) Gender and Number. As used in this Agreement, the masculine, feminine or neuter gender and the singular or plural number shall each be deemed to include the others wherever and whenever the context or construction so dictates. The term "including" shall mean "including but not limited to."

     IN WITNESS WHEREOF, the parties hereto have executed this Severance Agreement as of the date set forth above.



"Lahaina"                            "Demerau"

Lahaina Acquisitions, Inc.
                                     L. Scott Demerau, Individually
By:

Print Name and Title


"McCord"                             "WMD"

______________________________________ WMD Investments, LLC, but only for the limited purposes William D. McCord, Individually, but only for the limited explained in Paragraph 11 purposes explained in Paragraph 11.

                                     By:__________________________________
                                        ----------------------------------
                                        -------------------------------------
                                        Print Name and Title