Form 10QSB
period 2001-12-31
LAHAINA ACQUISITIONS INC
filed 2002-02-15
CIK 855684

 FORM 10-Q LAHAINA ACQUISITIONS, INC. UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2001 OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____to Commission file number 0-27480 LAHAINA ACQUISITIONS, INC. --------------------------------------------------------- (Exact Name of Registrant as Specified in Its Charter) Colorado 84-1325695 ----------------- ------------------- (State or Other (IRS Employer Jurisdiction of Identification No.) Incorporation or Organization) 14001 East Iliff, Suite 700 Aurora, Colorado 80014 --------------------------------------------------------- (Address of Principal Executive Offices) (303) 696-1700 --------------------------------------------------------- (Registrant's Telephone Number, Including Area Code) Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No The number of outstanding shares of the Registrant's Common Stock, no par value per share, were 27,119,796 on February 4, 2002. LAHAINA ACQUISITIONS, INC. FORM 10-Q INDEX PART I. FINANCIAL INFORMATION Page -------- Item 1. Financial Statements Consolidated Balance Sheets as of December 31, 2001 3 and September 30, 2001 Consolidated Statement of Operations for the Three 4 Months Ended December 31, 2001 and December 31, 2000 Consolidated Statement of Stockholders' 5 Equity Consolidated Statement of Cash Flows for the Three 6 Months Ended December 31, 2001 and December 31, 2000 Notes to Consolidated Financial Statements 8 Item 2. Management's Discussion and Analysis of Financial 15 Condition and Results of Operations PART II. OTHER INFORMATION Item 1. Legal Proceedings 17 Item 2. Changes in Securities and Use of Proceeds 17 Item 3. Defaults upon Senior Securities 17 Item 4. Submission of Matters to a Vote of Security 17 Holders Item 5. Other Information 17 Item 6. Exhibits and Reports on Form 8-K 17 Signatures 19 2 PART I - FINANCIAL INFORMATION Item 1. Financial Statements LAHAINA ACQUISITIONS, INC. CONSOLIDATED BALANCE SHEETS
                                                                                               December 31,   September 30,
                                                                                                   2001          2001
                                                                                               ------------    ------------
                                                                                               (unaudited)

ASSETS

Cash                                                                                           $  1,761,846    $    850,665
Certificates of deposit                                                                             400,000             --
Real estate held for sale                                                                         7,995,000       7,995,000
Real estate held for development                                                                    255,169         255,169
Mortgage loans held for sale, net                                                                98,960,663      72,221,049
Property and equipment, net                                                                         768,913         633,571
Accounts receivable                                                                               2,204,559       1,975,662
Investments, net                                                                                  1,475,118       1,872,405
Due from related party                                                                               72,433          47,224
Goodwill, net                                                                                     4,342,777       4,342,777
Deferred income tax benefit                                                                         364,000         460,000
Other assets                                                                                        264,715         442,734
                                                                                                ------------    ------------
         Total assets                                                                          $118,865,193     $91,096,256
                                                                                                ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Accounts payable and accrued expenses                                                      $  1,460,230    $  1,539,096
    Accrued interest payable                                                                        884,605       1,232,768
    Notes payable - warehouse line                                                               97,424,616      71,265,897
    Notes payable                                                                                 6,226,903       6,230,902
    Due to related parties and stockholders                                                          47,140         120,000
                                                                                                ------------    ------------
         Total liabilities                                                                      106,043,494      80,388,663
                                                                                               ------------    ------------
Commitments and contingencies

Stockholders' equity (deficit):
    Preferred series B convertible stock, 2,000,000 shares authorized,
    1,650,000 shares issued and outstanding                                                       1,650,000      1,650,000
    Common stock, no par value, 800,000,000 shares authorized, 25,053,432 and 24,856,253 shares issued and outstanding at December 31, 2001 and September 30, 2001, respectively
    Additional paid in capital                                                                   10,502,816      9,113,402
    Accumulated earnings (deficit)                                                                  668,883        (55,809)
                                                                                               ------------    ------------
                                                                                                 12,821,699     10,707,593
    Less: Subscriptions receivable                                                                       --             --
                                                                                               ------------    ------------
        Total stockholders' equity                                                               12,821,699     10,707,593
                                                                                               ------------    ------------
        Total liabilities and stockholders' equity                                             $118,865,193    $91,096,256
                                                                                               ============    ============
See accompanying notes to consolidated financial statements 3 LAHAINA ACQUISITIONS, INC. CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)
                                                                                                                    (a)
                                                                                          Three Months          Three Months
                                                                                             Ended                 Ended
                                                                                          December 31,          December 31,
                                                                                              2001                 2000
                                                                                          -------------         -------------

Revenue:
     Broker fee income                                                                    $  5,553,946          $  4,228,611
                                                                                          ------------          ------------
          Total revenue                                                                      5,553,946             4,228,611
                                                                                          ------------          ------------
Operating expenses:
     Broker commissions                                                                      1,167,281             2,385,954
     Salaries and employee benefits                                                          1,448,799             1,242,332
     General and administrative                                                              2,105,620               665,074
     Professional expenses                                                                      94,731               194,445
     Occupancy expense                                                                         193,705               179,592
     Amortization of goodwill                                                                    2,417                74,911
     Property taxes                                                                            (45,358)               28,488
     Depreciation and amortization                                                              36,993                42,697
                                                                                          ------------          ------------
          Total operating expenses                                                           5,004,188             4,813,493
                                                                                          ------------          ------------
Operating profit (loss)                                                                        549,758              (584,882)

Other expense (income):
     Gain on sale of note receivable                                                               --               (851,062)
     Interest income                                                                          (288,085)             (583,246)
     Other income                                                                             (179,850)             (170,852)
     Interest expense                                                                          197,051               722,055
                                                                                          ------------          ------------
                                                                                              (270,884)             (883,105)

                                                                                          ------------          ------------
Income before income taxes                                                                     820,642               298,223
Income taxes                                                                                   (96,000)                  --
                                                                                          ------------          ------------
Net income                                                                                $    724,642          $    298,223
                                                                                          ============          ============
Basic earnings per share                                                                  $       0.03           $      0.02
                                                                                          ============          ============
Diluted earnings per share                                                                $       0.03           $      0.01
                                                                                          ============          ============
Weighted average shares outstanding - basic                                                 25,053,432            18,237,814
                                                                                          ============          ============
Weighted average shares outstanding - diluted                                               25,053,432            21,013,654
                                                                                          ============          ============
See accompanying notes to consolidated financial statements 4 LAHAINA ACQUISITIONS, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
                                                                                Additional
                                          Common Stock        Preferred Stock     Paid-in         Accumulated
                                      Shares     Amount    Shares   Amount        Capital           Earnings        Total
                                   -----------  --------  -------  -----------  -----------    ---------------  -------------

Balance at September 30, 2001      24,856,283  $      --       --  $ 1,650,000  $ 9,113,402    $    (55,809)     $ 10,707,593

Collect subscriptions receivable           --         --       --           --           --              --                --

Preferred stock issued on purchase
of real property                           --         --       --           --           --              --                --

Common stock issued on financing
of bridge note                        197,149         --       --           --           --              --                --

Net income                                 --         --       --           --    1,389,414         724,642         2,114,056
                                   ----------   --------   -------   --------- ------------    ------------     -------------
Balance at December 31, 2001       25,053,432  $      --        -- $ 1,650,000  $10,502,816    $    668,883     $  12,821,699
                                   ==========   ========  ========  ==========  ===========    ============     =============
See accompanying notes to consolidated financial statements 5 LAHAINA ACQUISITIONS, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
                                                                               Three Months         Three Months
                                                                                   Ended                Ended
                                                                                December 31,         December 31,
                                                                                    2001                 2000
                                                                              ---------------       ---------------

Cash Flows from Operating Activities:
  Net income                                                                 $     724,642         $     298,223
  Adjustments:
   Depreciation and amortization                                                    39,410               117,608
   Valuation adjustment related to note receivable                                      --              (851,062)
   Changes in:
     Income tax asset                                                               96,000                    --
     Restricted certificates of deposit                                                 --                (1,158)
     Accounts receivable                                                           168,390               (14,652)
     Mortgage loans held for sale                                              (26,739,614)             (135,749)
     Due from related party                                                        (25,209)               34,816
     Other assets                                                                  178,019               419,411
     Accounts payable and accrued expenses                                         (78,816)             (202,129)
     Accrued interest payable                                                     (348,163)              402,791
     Deferred revenue                                                                   --               (65,710)
     Costs associated with development of real estate                                   --                38,242
     Decrease in amounts due from former shareholders of Accent
     Mortgage Services, Inc. under indemnity                                            --               227,299
                                                                              ------------           ------------
Net cash provided by (used in) operating activities                            (25,985,341)              267,930
                                                                              ------------           ------------
Cash Flows from Investing Activities:
   Purchase of property and equipment                                             (174,752)             (124,369)
   Cash acquired in acquisitions                                                        --               984,428
                                                                               ------------         ------------
Net cash provided by (used in) investing activities                               (174,752)              860,059
                                                                              ------------          ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of notes payable                                      26,004,720                56,787
   Increase in additional paid in capital                                        1,389,414                    --
   Repayment of notes payable                                                           --              (402,441)
   Increase in amounts due to related parties                                       77,140               385,000
                                                                              ------------          ------------
Net cash provided by financing activities                                       27,471,274                39,346
                                                                              ------------          ------------

Net increase in cash                                                             1,311,181             1,167,335
Cash, at beginning of the period                                                   850,665               272,297
                                                                              ------------          ------------

Cash, at end of the period                                                    $  2,161,846          $  1,439,632
                                                                              ============          ============
See accompanying notes to consolidated financial statements 6 LAHAINA ACQUISITIONS, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited) (Continued)
                                                                                           Three Months        Three Months
                                                                                               Ended               Ended
                                                                                           December 31,        December 31,
                                                                                               2001                2000
                                                                                          ---------------    ---------------

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                               $       197,051    $       219,174

Purchase of Swiss Air property
     Real estate held for sale                                                            $            --         (7,995,000)
     Note receivable transferred to seller                                                $            --          2,450,000
     Issuance of preferred stock                                                          $            --          1,650,000
     Issue note payable to seller                                                         $            --            385,000
     Cancel repayment of stock subscription receivable                                    $            --          1,010,000
     Note payable assumed by Company                                                      $            --          2,500,000

Purchase of United Capital Mortgage
     Goodwill                                                                             $            --         (1,948,773)
     Cash                                                                                 $            --           (848,663)
     Property and equipment                                                               $            --           (383,543)
     Issuance of common stock                                                             $            --          1,050,000
     Notes payable assumed                                                                $            --          2,000,000

Purchase of Cross Keys Capital
     Goodwill                                                                             $            --           (881,140)
     Cash                                                                                 $            --           (135,765)
     Property and equipment                                                               $            --            (49,900)
     Notes payable issued                                                                 $            --            425,000
See accompanying notes to consolidated financial statements 7 LAHAINA ACQUISITIONS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Three Months ended December 31, 2001 (Unaudited) 1. Summary of Significant Accounting Policies Interim Reporting The accompanying unaudited interim condensed consolidated financial statements have been prepared by management in accordance with the accounting policies described in the Company's Annual Report for the year ended September 30, 2001. Certain information and footnote disclosures normally found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, and the Independent Auditors' Report included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (the "2001 Form 10-K"). Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements included in the 2001 Form 10-K. The Company has consistently followed those policies in preparing this report. The consolidated financial statements for the three-month period ended December 31, 2001 includes the information for the segments represented by Cross Keys Capital, Inc., United Capital Mortgage Corporation and their corporate functions. The consolidation financial statements for the three-month period ended December 31, 2000 included those segments as well as the former subsidiary, Accent Mortgage Services, Inc. Accent Mortgage Services, Inc. was sold effective September 30, 2001 subject to agreements and the consent of the Court in the GCA lawsuit. 8 2. Real Estate Held for Development Real estate held for development at December 31, 2001 consists of the following:
        Land held for development   $    91,605
        Costs to develop land           163,564
                                    -----------
                                    $   255,169
                                    ===========
3. Mortgage Loans held for Sale, net Mortgage loans held for sale in the amount of approximately $94,400,000 represent mortgages acquired by United Mortgage resulting from its mortgage brokerage operations and is offset by corresponding notes payable under its warehouse line. 4. Goodwill Goodwill represents the excess of cost over the net assets of acquired businesses and is amortized using the straight-line method over ten to fifteen years. Goodwill at December 31, 2001, consisted of the following: Purchase of United Mortgage $ 1,948,773 Purchase of Accent Mortgage 1,171,651 Purchase of Paradigm Mortgage 833,114 Purchase of Cross Keys Mortgage 811,140 ----------- $ 4,764,678 Less accumulated amortization (421,901) ----------- Goodwill, net $ 4,342,777 =========== 9 5. Other Assets Other assets at December 31, 2001, consists of the following:
Prepaid expenses                                                $  125,499
Deposits                                                           113,311
Other                                                               25,905
                                                                ----------
                                                               $   264,715
                                                                ==========
Prepaid expenses consist primarily of the unexpired portions of insurance policies purchased by the Company in the ordinary course of business and other normal business expenses paid in advance of their use. 6.Notes Payable - warehouse line Notes payable - warehouse line in the amount of approximately $93,100,000 represents primarily advances taken by United Mortgage under its revolving financing agreement resulting from its mortgage brokerage operations and is offset by corresponding mortgage loans held for sale, net. 10 7. Notes Payable General corporate indebtedness: Note payable to a bank; interest at prime; secured by a first mortgage on a residence. $2,228,814 9% Convertible Note due April 2003. Company may elect to pay the note, plus accrued interest, with stock or cash. If the note is not paid on or before the due date, the Holder may require conversion. The note is secured by shares of the Company's common stock equal to the number of shares issuable upon conversion. 600,000 Note payable secured by certain parcels of land held for development, due June 7, 2000. Interest at 9%. 550,000 8% Promissory note due August 25, 2000. The note is secured by shares of the Company's common stock. 500,000 Note payable to a bank secured by residential property, payable on demand or if no demand, April 2002. Interest at prime plus 2%. 495,000 9% Promissory Note, secured by a second mortgage on certain parcels of real estate, due January 31, 2001. Interest only payable quarterly in arrears. 459,586 8% Note payable due September 25, 2000. Company may elect to pay the note, plus accrued interest, with stock or cash. If the note is not paid on or before the due date, the Holder may require conversion. The note is secured by shares of the Company's common stock equal to the number of shares issuable upon conversion. 425,000 8% Note payable due December 26, 2000. Company may elect to pay the note, plus accrued interest, with stock or cash. If the note is not paid on or before the due date, the Holder may require conversion. The note is secured by shares of the Company's common stock equal to the number of shares issuable upon conversion. 425,000 Note payable secured by certain parcels of real estate, due September 2004. Principal and interest payable monthly at a rate of 15%. 325,802 11 7. Notes Payable (cont.)

Note payable with no interest unless default at which time
interest accrues at 12%, due December 15, 2001.  Secured
by real estate.                                                          150,000

Note payable secured by residential property, payable on
demand.  Interest is payable monthly at a rate of 12%.                    67,701

                                                                    ------------
Total notes payable                                                   $6,226,903
                                                                    ------------

Notes payable related parties:

Unsecured note payable to a stockholder, interest
at 7%, due on demand.                                                $    47,140
                                                                    ------------
Total general corporate indebtedness                                 $ 6,274,043
                                                                    ------------
     Total notes payable                                             $ 6,274,043
                                                                    ============
8. Commitments and Contingencies Legal Proceedings In an action filed January 10, 2001, in the Superior Court of Fulton County, Georgia, the Holder of convertible notes in the original principal amount of $750,000 and in the amount of $500,000 demanded payment of principal and accrued interest based on a formula of conversion which the Company is in disagreement. In November 2001, the Court granted summary judgement on the issue of liability under the notes and the Company has requested a jury trial to determine the amount owed. Since September 30, 2001, the Holder has filed various motions with the Court claiming, among other things, that the Company violated the provisions of the original securities purchase agreement for the convertible notes and is therefore in contempt of court. The Company disputes these allegations. 12 8. Commitments and Contingencies (cont.) In addition, the Holder has brought an action against the Company for payment of $550,000 under the terms of a convertible note executed by the Company on January 7, 2000, which the Holder claims is in default. This $550,000 note was secured by a first priority deed to secure debt on Lot 4 of the Swiss Air Estates and a second priority deed to secure debt on Lot 8 of Swiss Air Estates. The Company has made an agreement whereby the note will be cancelled and considered paid in full upon transfer of Lot #4 and payment of $250,000. Holder disputes the enforceability of this agreement. The Company is a third party defendant in an action filed by an individual with whom there was an agreement involving certain financing activities. The complaint involves claims of breach of contract and breach of fiduciary duty. Damages are not capable of being determined, however the Company does not believe the outcome will have a material impact on the operating results of the Company. The Company is also subject to various litigation in the ordinary course of business. In the opinion of management, resolution of such matters will not have a significant effect on the financial position of the Company. Other Agreements The Company has been notified that the property at Swiss Aire Estates is subject to a forbearance agreement between the first mortgage lender and the former officer who conveyed the property to the Company. The forbearance agreement requires that the first mortgage must be satisfied prior to February 28, 2002, unless otherwise modified or extended. The Company is actively pursuing a refinancing and sale of the property. 9. Segment Information Prior to October 1, 2001, the Company operated in three business segments: Mortgage Brokerage, Real Estate Development and Mortgage Banking. As reported in the Form 10-KSB filed for September 30, 2001, the mortgage brokerage segment, Accent Mortgage Services, Inc. has been sold effective September 30, 2001, subject to the required approvals and consent of the Court in relation to the GCA lawsuit. A further description of each business segment, at September 30, 2001, along with the corporate services area follows: Mortgage Banking - provides mortgage brokerage origination services to consumers through several traditional branch offices located primarily in the Aurora, Colorado area. Real Estate Development - this segment is limited to the sale of certain real estate held as inventory by the Company. Corporate - services include human resources, legal, accounting and various other of the Company's unallocated overhead charges. The accounting policies of the segments are the same as those described in Note B, "Summary of Significant Accounting Policies." The Company evaluates performance based on revenues and operating income (loss) of the respective segments. There are no intersegment revenues. 13 The following sets forth certain financial information attributable to the Company's business segments as of December 31, 2001:
                                     Mortgage        Real Estate
                                    Brokerage        Development       Corporate          Total
                                  -------------     -------------    -------------    -------------

Revenues                          $   5,842,031     $     16,611     $    163,239     $   6,021,881

Operating profit (loss)           $     939,146     $     14,194     $   (132,698)    $     820,642

Depreciation and amortization     $      30,687     $      2,417     $      3,889     $      36,993

Identifiable assets               $ 108,504,806     $    909,481     $  9,450,906     $ 118,865,193

Capital expenditures              $     172,335     $         --     $         --     $     172,335
The following sets forth certain financial information attributable to the Company's business segments as of December 31, 2000:
                                      Mortgage        Real Estate
                                     Brokerage        Development      Corporate         Total
                                  -------------     -------------    -------------    -------------

Revenues                          $  4,228,611     $         --      $         --     $  4,228,611

Operating profit (loss)           $    133,216     $    (87,263)     $   (630,835)    $   (584,882)

Depreciation and amortization     $     36,058     $         --      $     81,550     $    117,608

Identifiable assets               $ 33,517,319     $  3,581,318      $  5,467,335     $ 42,565,972

Capital expenditures              $     15,139     $         --      $    109,230     $    124,369
14 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Those statements relate to dividends; business plans, programs and trends; results of future operations; uses of future earnings; satisfaction of future cash requirements; funding of future growth; acquisition plans; and other matters. Words or phrases such as "will," "hope," "expect," "intend," "plan" or similar expressions are generally intended to identify forward-looking statements. Those statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein. The principal risks and uncertainties that may affect the Company's actual performance and results of operations include the following: general economic conditions and interest rates; adverse weather; changes in property taxes and energy costs; changes in federal income tax laws and federal mortgage financing programs; governmental regulation; changes in governmental and public policy; changes in economic conditions specific to one or more of the Company's markets and businesses; competition; availability of raw materials; and unexpected operations difficulties. Other risks and uncertainties may also affect the outcome of the Company's actual performance and results of operations. Readers are cautioned not to place undue reliance on the forward-looking statements made in, or incorporated by reference into, this Quarterly Report on Form 10-Q or in any document or statement referring to this Quarterly Report on Form 10-Q. Results of Operations FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2001, COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 2000: Revenues Revenues for the three-month period ended December 31, 2001, totaled $5,553,946 compared to $4,228,611 for the three-month period ended December 31, 2000. This increase of $1,325,335 or 38.15% was due to the concentration on the mortgage banking business of United Capital Mortgage Corporation. Operating Expenses Operating expenses for the three month period ended December 31, 2001 totaled $5,004,188 compared to $4,813,493 for the three-month period ended December 31, 2000. This increase of $190,695 or 3.96% was due to the increased commissions paid due to the increase in volume of United Capital Mortgage Corporation. 15 Operating Profit and Loss Operating profits for the three month period ended December 31, 2001 totaled $549,758 compared to an operating loss of $584,882 for the three-month period ended December 31,1999. This increase in operating loss of $1,134,640 was, in part, due to the concentration of the Company on the mortgage banking activities of United Capital Mortgage Company. Also included in the operating results were organizational issues which the Company's management expects to resolve over the next three to six months through the consolidation of facilities and personnel thereby reducing operating expenses. In addition, the operating loss for the period ended December 31, 2000, included operating activities of the Accent Mortgage Services, Inc. (AMSI) subsidiary that was reported to be sold on the Form 10-KSB filed for the year ended September 30, 2001. AMSI was sold on September 30, 2001, subject to agreements and the consent of the Court in the GCA lawsuit and, therefore, the results reported herein do not include any activity of AMSI. Other Expense (Income) During the quarter ended December 31, 2001, the Company recorded interest income of approximately $288,000 compared to approximately $583,000 for the quarter ended December 31, 2000. This decrease of approximately $295,000 is primarily due to the reduced activities of its subsidiary, Cross Keys Capital. The Company considers the interest income of United Capital Mortgage, $1,388,006, to be operating income within the mortgage banking segment and records that income as operating income of the segment. During the quarter ended December 31, 2001, the Company recorded interest expense of approximately $197,000 compared to approximately $722,000 for the quarter ended December 31, 2000. This decrease of approximately $525,000 is primarily due to the reduced activities of its subsidiary, Cross Keys Capital. The Company considers the interest expense of UCMC, $929,907, to be an operating expense within the mortgage bank segment and records that expense as an operating expense of the segment. Net Income The Company recorded net income of $724,642 for the three-month period ended December 31, 2001 compared to net income of $298,223 for the three-month period ended December 31, 2000. Basic and diluted earnings per share for the three-month period ended December 31, 2001, were $0.03.and $0.03., respectively. Basic and diluted earnings per share for the three-month period ended December 31, 2000, was $0.01. Liquidity and Capital Resources The Company used cash for operating activities totaling $25,985,341 for the three-month period ended December 31, 2001. The principal component of cash generated in operating activities was its net profit of $724,642. The principal component of cash used was its increase in mortgage loans held for sale in the amount of $26,739,614. The Company provided cash from operating activities totaling $ 267,930 for the three-month period ended December 31, 2000. The principal component of cash generated in operating activities was a decrease in other assets of $419,411, an increase in interest payable of $402,791 and the Company's net income of $298,223. These favorable changes were offset by a non-cash gain on the exchange of a note receivable in the amount of $851,062. The Company used cash for investing activities totaling $174,752 for the purchase of property and equipment during the three-month period ended December 31, 2001. 16 The Company provided cash from investing activities totaling $ 860,059 for the three-month period ended December 31, 2000. The principal component of cash provided cash from investing activities was cash obtained in the acquisitions of United Mortgage and Cross Keys in the amount of $984,828. This amount was reduced by $124,369 used for the purchase of property and equipment. Cash provided from financing activities totaled $27,471,274 for the three-month period ended December 31, 2001. This amount consisted of proceeds from the additions in the amount of $26,004,720 to the operating warehouse line of credit of UCMC and additions to capital by officers of the Company totaling $1,389,414. Cash provided from financing activities totaled $ 39,346 for the three-month period ended December 31, 2000. This amount consisted of $56,787 from proceeds from issuance of notes payable offset by $17,441 repayments on notes payable. Management's plan is to continue to restructure or refinance its existing obligations, increase the volume of mortgage loans brokered through its mortgage operations, develop and sell its various parcels of real estate and, ultimately, to achieve sustainable profitability and positive cash flow. The Company intends to pursue selected acquisition opportunities. The timing or success of any acquisition efforts is unpredictable. Accordingly, the Company is unable to accurately estimate its expected capital commitments. Funding for future acquisitions will likely come from a combination of additional borrowings and the issuance of additional equity. Volumes The Company's commitment to focus on the mortgage brokerage business of United Capital Mortgage Corporation is reflected in the increased operating volumes of the subsidiary. Operating volumes compare for the quarters ended December 31, 2001, and December, 2000, as follows: 2001 2000 ------------- ------------- Loans closed during the quarter 1,661 529 Average loans closed per month 554 176 Total loan volume for the quarter $238,438,434 $ 72,817,851 Average volume per month $ 79,479,478 $ 24,272,617 New Accounting Standard In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which will require that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133, which deferred the implementation of SFAS No. 133 until June 15, 2000. SFAS No. 133 will be effective for the Company's first quarter of fiscal 2001. The Company is evaluating the effects of the new statement and how to implement the new requirements. In June 2001, the Financial Accounting Standards Board issued Statement of Accounting Standard ("SFAS") No. 142, Goodwill and other Intangible Assets, which require that goodwill and other intangibles no longs will amortized as before. This pronouncement supersedes APB Opinion No. 17, Intangible Assets. Intangibles that will no longer be amortized must be tested on a year-to-year basis by comparing the fair values with recorded amounts. The Company has implemented this pronouncement as of October 1, 2001. Initial implementation of this pronouncement did not have a material affect on the Company's financial position. 17 PART II. OTHER INFORMATION Item 1. Legal Proceedings None. Item 2. Changes in Securities and Use of Proceeds None. Item 3. Defaults Upon Senior Securities None. Item 4. Submission of Matters to a Vote of Security Holders None. Item 5. Other Information None. Item 6. Exhibits and Reports on Form 8-K A. Exhibits Exhibit No. Description of Exhibit 27.1 Financial Data Schedule B. Reports on Form 8-K During the quarter ended December 31, 2001, the Company filed with the Commission the following reports on Form 8-K: Current Report on Form 8-K dated November 14, 2001, and filed with the Commission on November 14,2001. Current Report on Form 8-K/A dated December 10,2001, and filed with the Commission on December 11, 2001. Current Report on Form 8-K/A dated December 10, 2001, and filed with the Commission on December 11, 2001. Current Report on Form 8-K dated December 14, 2001, and filed with the Commission on December 14, 2001. 18 SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. LAHAINA ACQUISITIONS, INC. Dated: February 09, 2002 By: /s/ Dan Moudy ------------------------ ---------------------------------- Dan Moudy President and Chief Executive Officer 19