Form 10KSB
period 2002-09-30
LAHAINA ACQUISITIONS INC
filed 2003-01-15
CIK 855684

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K SB [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2002 OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to_________ Commission file number: 0-27480 UCAP, INCORPORATED (Formerly Lahaina Acquisitions, Inc.) (Exact name of Registrant as specified in its charter) COLORADO 84-1325695 --------------- ------------------ (State or other (I.R.S. Employer jurisdiction of Identification No.) incorporation or organization) 14001 East Iliff Avenue, Suite 701 Aurora, CO 80014 -------------------------------------------------- (Address of principal executive offices) Registrant's telephone number, including area code: (303) 696-1700 Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( ) Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( ) Based on the market price for the Registrant's common stock of $0.68 on January 10, 2003, the aggregate market value of the voting stock held is approximately $23,414,854. The number of outstanding shares of Common Stock, No Par Value, of the Registrant as of January 10, 2003 was 34,433,609. DOCUMENTS INCORPORATED BY REFERENCE The information required to be provided in Part III (Items 10, 11 and 12) of this Annual Report on Form 10-K is hereby incorporated by reference from the Company's Definitive 2002 Proxy Statement or amendment to this Annual Report on Form 10-K/A which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year. 2 UCAP, INCORPORATED INDEX TO FORM 10-K Page PART I ITEM 1. BUSINESS 4 ITEM 2. PROPERTIES 6 ITEM 3. LEGAL PROCEEDINGS 7 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS 8 PART II ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS 8 ITEM 6. SELECTED FINANCIAL DATA 11 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 11 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK 14 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA 19 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE 36 PART III ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT 38 ITEM 11. EXECUTIVE COMPENSATION 47 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT 47 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS 47 PART IV ITEM 14. CONTROLS AND PROCEDURES ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON 49 FORM 8-K 50 SIGNATURES 53 3 FORWARD-LOOKING STATEMENTS With the exception of historical information, the matters discussed in this Annual Report on Form 10-K include forward-looking statements. Those statements relate to dividends; business plans, programs and trends; results of future operations; uses of future earnings; satisfaction of future cash requirements; funding of future growth; acquisition plans; and other matters. Words or phrases such as "will," "hope," "expect," "intend," "plan" or similar expressions generally are intended to identify forward-looking statements. Those statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein. The principal risks and uncertainties that may affect the Company's actual performance and results of operations include the following: general economic conditions and interest rates; adverse weather; changes in property taxes and energy costs; changes in federal income tax laws and federal mortgage financing programs; governmental regulation; changes in governmental and public policy; changes in economic conditions specific to one or more of the Company's markets and businesses; competition; and unexpected operating difficulties. Other risks and uncertainties may also affect the outcome of the Company's actual performance and results of operations. Readers are cautioned not to place undue reliance on the forward-looking statements made in, or incorporated by reference into, this Annual Report on Form 10-K or in any document or statement referring to this Annual Report on Form 10-K. PART I ITEM 1. BUSINESS GENERAL UCAP, Incorporated ("UCAP" or the "Company") is primarily a multi-state provider of mortgage banking services to consumers and also operates a real estate investment organization. The Company's operations consist of a mortgage banking division ("United Capital Mortgage Corporation" or "UCMC")and a real estate investment division ("UCMC Real Estate I" or "UCMC REI"). BACKGROUND AND RECENT DEVELOPMENTS The Company was incorporated under Colorado law in April 1989 for the purpose of acquiring an interest in one or more business opportunities or ventures. Prior to December 14, 1998, the Company did not conduct an active business. In March 2000, the Company completed the acquisition of certain assets of Paradigm Mortgage Associates, Inc. (Paradigm) for 500,000 shares of common stock of UCAP. Paradigm had a co-operative branch network of mortgage brokers and the Company offered many of these branches the opportunity to become co-operative branches with the Company. The Company has liquidated all assets and liabilities of Paradigm and it has no continuing operations. Effective October 1, 2000, UCAP acquired United Capital Mortgage Corporation (UCMC) of Denver, Colorado. At the time, United had a network of 12 traditional branch offices in Colorado, Nevada and Florida and had a wholesale operation in New York. UCMC is a full service, multi-state mortgage banking company that provides conventional, FHA, VA and second mortgage loans. UCMC branch offices actively solicit the origination of a variety of types of residential mortgage loans, through personal contact as well as via the Internet. UCMC has established relationships with multiple funding sources, providing a wide variety of mortgage financing options for consumers. UCAP acquired Cross Keys Capital L.P. of Hershey, Pennsylvania in a transaction effective October 1, 2000. Cross Keys was a small operation with one location and one employee, which added residential construction financing to the financing programs which the Company could offer to its customers. The Company has liquidated all assets and liabilities of Cross Keys and it has no continuing operations. On September 4, 2002 the Company, through its subsidiary United Capital Mortgage Corporation, Inc. formed a new company UCMC Real Estate I ("UCMC REI") to hold and manage its real estate investment property. On September 30, 2001, subject to certain consents and approvals, the Company sold AMSI to Betty M. Sullivan. Ms. Sullivan served as Chief Operating Officer and as a director of the Company. Ms. Sullivan resigned these positions effective September 30,2001. The consideration for the transaction includes the issuance of preferred stock with the Company retaining a 10% common stock interest in AMSI and cancellation of significant inter-company accounts that Lahaina owed to AMSI. Upon completion, the Company recognized a gain on sale of approximately $450,000. The gain of which was deferred until all consents and approvals were obtained in December, 2001. On December 31, 2002, the Company agreed to convert a portion of the outstanding preferred stock held by Mr. Demerau and his transferees to 1,502,857 shares of common stock. Mr. Demerau had transferred 38.9% of the preferred stock together with accrued and unpaid dividends to UCMC, and UCMC converted the preferred stock to 957,143 shares of common stock. The shares of preferred stock delivered to UCMC by Demerau was in consideration of the payment of certain expenses including reimbursement for certain legal fees and expenses incurred as a result of various ongoing litigation, as well as rent and other occupancy expenses associated with the residential property purchased by the Company from Demerau in December, 2000. All of the preferred stock has now been converted to common stock. The conversion price was the five day average closing price prior to December 30, 2002. Mr. Demerau agreed to pay certain other expenses of the Company and delivered 42,857 shares to a third party vendor and agreed to reserve an additional 300,000 shares for delivery to the third party vendor at a future date. CHANGE IN BOARD OF DIRECTORS Subsequent to year end, the Company added Charles Hakala and H. Lee Hastings, III to the Board of Directors. During the year, William McCord resigned as Chairman of the Company and as a director. Scott Demerau also resigned as a director during the year. Dan Moudy was appointed as the Chairman and Chief Executive Officer of the Company. Also during the year, David Colwell was appointed to serve as a director and Chief Executive Officer of UCMC. BUSINESS OPERATIONS The Company's operations consist primarily of a mortgage banking division, with a limited real estate investment division. UNITED CAPITAL MORTGAGE CORPORATION (UCMC) Headquartered in Colorado, UCMC is a full service, residential mortgage banker providing conventional, FHA, VA and second mortgage financing services to consumers through a network of 14 traditional branch offices in Colorado, Nevada and Florida and has wholesale operations in New York, Florida, Nevada, Colorado and New Mexico. UCMC is licensed in 34 states for wholesale business and 9 states for retail business. UCMC branch offices actively solicit the origination of a variety of types of residential mortgage loans, through personal contact as well as via the Internet. Interested consumers are encouraged to submit a pre-qualification application via a branch website, after which a loan officer will establish personal contact. UCMC loan officers guide consumers through the entire process of obtaining a mortgage loan, from the initial application to the final closing of the mortgage loan. UCMC has established relationships with multiple potential funding sources, providing a wide variety of mortgage financing options for consumers. The competition for borrowers is intense and is expected to increase significantly in the future. UCMC believes that the primary factors involved in choosing a mortgage banker include personalized service, availability of competitive financing rates and financing programs, and the ease with which the financing can be completed, among others. While the Company believes UCMC is an effective competitor, there can be no assurance that UCMC's competitors and potential competitors will not develop services and products that are equal or superior to those of UCMC or that achieve greater market acceptance than its products and services. The financial information related to the mortgage segment can be found in the footnotes to the Company's consolidated financial statements found in Item 8 of the annual report on Form 10-K. UCMC REAL ESTATE I (UCMC REI) UCMC REI is a real estate investment organization. At September 30, 2002, the Company's only remaining real estate included: SWISS AIR ESTATES - a lakefront residential community located at Lake Sidney Lanier, just north of metropolitan Atlanta, Georgia. This property consists of estate-sized lots priced from $200,000 to $650,000. The property is zoned and is under development. Five lots are on the market for sale as of December 31, 2002. The Company also owns a house and lot within the development and has placed this property for sale at a range between $6,000,000 and $6,500,000. GOVERNMENT REGULATION The Company's mortgage banking services division and its real estate investment division are subject to various laws and regulations. UCMC is subject to rules and regulations promulgated by federal, state and local regulatory agencies in connection with originating, processing, underwriting and selling mortgage loans. These rules and regulations, among other things impose licensing obligations on UCMC, prohibit discrimination, establish underwriting guidelines and mandate disclosures and notices to borrowers. UCMC REI is required to comply with various federal, state and local environmental, zoning, land use, licensing and other laws and regulations which govern its operations. Existing regulations may have a material adverse impact on the Company's operations by, among other things, imposing additional compliance costs and delaying the period in which mortgages may be processed or real estate projects may be brought to market. To date, the Company has not expended significant resources on lobbying or related government affairs issues but may be required to do so in the future. EMPLOYEES As of the date of this report, the Company employs 2 executive officers and as of this date the Company's subsidiary employs approximately 220 full-time employees. ITEM 2. PROPERTIES The Company has executive offices in Arkansas and Colorado. The Company's principal subsidary, UCMC, has it's principal operations in Aurora, Colorado and occupies approximately 24,000 square feet of office space under a lease that expires in 2008. Annual rent associated with this office space is approximately $336,000 including utilities. The branches are generally located in office space that are rented under leases with terms varying as to square foot prices and durations. At the date of this report, UCMC REI holds the following properties for sale: SWISS AIR ESTATES - a lakefront residential community located at Lake Sidney Lanier, just north of metropolitan Atlanta, Georgia. At the date of this report, this property consists of five lots priced from $200,000 to $650,000. The Company holds title to a house and lot in the development and has placed it for sale at a range between $6,000,000 and $6,500,000. ITEM 3. LEGAL PROCEEDINGS As previously reported by the Company in its quarterly report on Form 10-QSB for the quarter ended June 30, 2002, in January, 2002, a Consent Judgment was entered against the Company in the amount of approximately $1,252,000.00 for a guaranty issued by the Company on behalf of its then subsidiary, Accent Mortgage Service, Inc.("AMSI") for deficiencies on certain construction loans ("Mortgages") originated by AMSI that were pledged against a warehouse credit line. Subsequent to the date of filing the Consent Judgment, AMSI refinanced approximately $262,000 of Mortgages which has been repaid to the Judgment Creditor. On May 1, 2002, parties related to the Judgment Creditor received an arbitration award based on alleged defaults by the Company under a Settlement Agreement dated May 25, 2001 (the "Arbitration Award"). On September 11, 2002, the parties entered into a Settlement Agreement whereby the Company, the Company's co-defendants in the Consent Judgment (the "Co-Defendants"), the Judgment Creditor and a related party to the Judgment Creditor agreed to the following:

o The Company agreed to pay approximately $138,000 and the Judgment Creditor agreed to an offset of $135,000 owed by the Judgment Creditor to one of Co-Defendants against the Consent Judgment, reducing the Consent Judgment to approximately $836,000 as of the effective date of the Settlement Agreement. The amount due under the Consent Judgment (and the corresponding warehouse line of credit) pursuant to the Settlement Agreement is secured by approximately $400,000 of face value of Mortgages currently being serviced by AMSI. The proceeds of these Mortgages will be used to reduce the warehouse line of credit, and, correspondingly, the amount pursuant to the Settlement Agreement.

o The Company agreed to pay $75,000 to a related party of the Judgment Creditor in partial satisfaction of the Arbitration Award. Another related party of the Judgment Creditor has agreed to indemnify the Company for any actions brought by the other related party of the Judgment Creditor to enforce the Arbitration Award.

o A stockholder of the Company and Co-Defendant agreed to pledge 750,000 shares of the Company’s common stock to the Judgment Creditor as security for the performance of the obligations of the Company and Co-Defendants under the terms of the Settlement Agreement.

o Under the terms of the May Settlement Agreement, the Judgment Creditor delivered a non-recourse note to the Company in exchange for 475,000 shares of stock in the Company. Under the terms of the Settlement Agreement, the shares and the note were cancelled.

o The Company further agreed to deliver to the related party of the Judgment Creditor for the benefit of the Judgment Creditor a two-year warrant to purchase 330,000 shares of the Company’s common stock at an exercise price of $0.01 per share.

o The Company further agreed to repurchase 300,000 shares of the Company’s common stock from the Judgment Creditor over a period of 30 months at an aggregate cost of $645,000. In addition, the Company agreed that if certain property located in the state of Georgia was sold prior to the repurchase obligation being fulfilled, the net proceeds from the sale of the property would be used to pay the repurchase obligations. o The Company further agreed to transfer to the Judgment Creditor 100,000 shares of the Company’s common stock that was being held as collateral under a pledge agreement.

o A total of 574,400 shares of the Company’s common stock were transferred or released to the Judgment Creditor. The Judgment Creditor will apply any proceeds received from the sale of these shares to reduce the amounts due pursuant to the Settlement Agreement.

o Any funds received by the Judgment Creditor in excess of the amount due under the Settlement Agreement are to be applied to the Company’s obligation to repurchase the 300,000 shares.

o At such time as all of the obligations under the settlement agreement are satisfied, the Judgment Creditor will pay the Company $100,000, which amount may be reduced if the Company defaults under its repurchase obligations.

The parties modified the Settlement Agreement on December 10, 2002, to provide for the assignment of the Mortgages being serviced by AMSI to the Company and the Judgment Creditor. Furthermore, the Judgment Creditor acknowledged that $40,000 had been received under the provisions of the Settlement Agreement related to the Mortgages and the Company and the Judgment Creditor scheduled the expected collections of the payoff proceeds of approximately $400,000 for the remaining Mortgages. The modification further released AMSI from any further obligations under the Settlement Agreement and the May 2001 Settlement Agreement. The Company believes that the proceeds from the Mortgages plus the stock being pledged by the Co-Defendant are sufficient to satisfy the amount due under the Settlement Agreement in full. In a separate action in May 2002, in the Superior Court of Fulton County, Georgia (GCA Strategic Investment Fund, Ltd. v. Richard Smyth, et. al. v. Lahaina Acquisitions, Inc. n/k/a UCAP Inc.) a guarantor (and third party plaintiff) was granted a summary judgment against the Company in the amount of $927,000. The Company has reserved for this matter. As previously reported on its quarterly report for the quarter ended March 31, 2002, the Company settled with GCA, the plaintiff. The Company has filed a notice of appeal with the Court of Appeals of Georgia, and is seeking reversal of the judgment, but did not provide a supersedeas bond. As a result, there has been no stay of the judgment and the third party plaintiffs are currently pursuing collection efforts. The Company believes that it has meritorious legal and factual arguments for the success of the appeal. In connection with the above-referenced action, in December 2002, the trial court granted injunctive relief ordering the Company to turn over any United Capital Mortgage Corporation ("UCMC") stock that it may have in its possession on or before December 22, 2002. The Company filed a notice of appeal to the interlocutory injunction with the Supreme Court of Georgia and informed the court (by affidavit) that it did not have any UCMC stock in its possession because the stock was held by William McCord as security for the performance of certain obligations under the original stock purchase agreement for UCMC, for a loan by McCord to the Company in the principal amount of $500,000, which was subsequently increased to $1,000,000 and for Mr. McCord's continuing guaranty of the UCMC warehouse line of credit with RFC. In addition, the third party plaintiffs have filed a motion for attorneys fees in the trial court in excess of $150,000. The motion remains pending. The Company received a demand letter from Forrest Young in December, 2002. Mr. Young alleges that the Company breached its employment agreement with Mr. Young and that the Company owes Mr. Young approximately $100,000 in accrued salary. The Company denies Mr. Young's allegations and believes that it has meritorious legal and factual arguments in this matter. The Company is engaged in various other litigation matters from time to time in the ordinary course of business. The Company will vigorously defend its position and believes the outcome of any litigation will not have a material effect on the Company. ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS The Company's annual meeting of shareholders was held on July 18, 2002. The shareholders elected for the ensuing year all of management's nominees for the Board of Directors, approved the amendment to the company's stock option plan, ratified the appointment of Moore Stephens Frost as independent accountants for fiscal 2003, and approved the amendment to the Company's Articles of Incorporation to change the name of the Company to UCAP, Incorporated. The voting results are as follows:
                                              For         Against      Abstain
                                           ----------   ----------   ----------
ELECTED BY HOLDERS OF COMMON STOCK:

Election of Directors                      20,511,722     768,982       6,540
        Dan Moudy
        Joe McAdams
        Florian Homm
        Robert E. Altenbach
        David Colwell

Proposal 2 - Ratify the appointment        20,511,722     733,282       1,540
        of Moore Stephens Frost as
        independent accountants

Proposal 3 - Approval of Name Change       20,520,912     728,982         650

Proposal 4 - Approval of the amendment      9,870,988     829,707     240,650
        to the Stock Option Plan
PART II ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS The Company's Common Stock trades over-the-counter on the bulletin board operated by the National Association of Securities Dealers, Inc. under the symbol "UCAP." The following table sets forth the high and low closing bid of the Company's Common Stock for each quarter during the past two fiscal years. The prices reflect inter-dealer quotations without retail mark-ups, mark downs and commissions, and do not necessarily represent actual transactions. The Company's securities began trading in August 1996.
                                                            High           Low
                                                     -------------  ------------

Fiscal Year Ended September 30, 2002
      Fourth Quarter                                     $  0.875       $ 0.475
      Third Quarter                                         1.440         0.625
      Second Quarter                                        0.840         0.350
      First Quarter                                         0.925         0.250
Fiscal Year Ended September 30, 2001
      Fourth Quarter                                     $  1.030       $ 0.550
      Third Quarter                                         1.030         0.660
      Second Quarter                                        1.720         0.750
      First Quarter                                         1.780         0.530
As of January 10, 2003 there were approximately 200 holders of record of the Company's common stock. This number may not include persons who held the the stock in street name. The Company has never declared or paid any cash dividends on the Common Stock and does not presently intend to pay cash dividends on the Common Stock in the foreseeable future. RECENT SALES OF UNREGISTERED SECURITIES: In July, 2002, the Company issued 157,531 shares of its common stock to SovCap Equity Partners, Ltd. upon the conversion of $200,000 of principal of a $375,000 Series 1 Bridge Note dated May 26, 2000. These shares were sold pursuant to Section 4(2) of the Securities Act and have been marked "restricted." In August, 2002, the Company issued 349,429 shares of its common stock to SovCap Equity Partners, Ltd. for the exercise of a Repricing Warrant in connection with the above-mentioned Bridge Note. These shares were sold pursuant to Section 4(2) of the Securities Act and have been marked "restricted." In August, 2002, the Company issued 136,406 shares of its common stock to the holder of its Series B Preferred Stock for accrued dividends through June 30, 2002. These shares were sold pursuant to Section 4(2) of the Securities Act and have been marked "restricted." In September, 2002, the Company issued a two-year warrant to Accent Partners I, L.L.L.P. to purchase 330,000 shares of the Company's common stock at an exercise price of $0.01 per share in connection with a Settlement Agreement. These shares were sold pursuant to Section 4(2) of the Securities Act and have been marked "restricted." ITEM 6. SELECTED FINANCIAL DATA The selected consolidated annual financial data presented below was derived from the Company's audited consolidated financial statements for the year ended September 30, 2002 and September 30, 2001. This selected financial data were derived from the Company's consolidated financial statements. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto. UCAP, INCORPORATED
                                                        Year ended                 Year ended
                                                    September 30, 2002         September 30, 2001
                                                    ------------------      -----------------------

INCOME STATEMENT DATA

Revenue                                            $  19,101,013           $        24,653,161
Income (loss) from operations                      $  (1,089,200)          $         1,488,807
Income (loss) before income taxes                  $  (5,702,456)          $         2,626,753
Net income (loss)                                  $  (3,532,456)          $         3,086,753
Basic and diluted income (loss) per share          $       (0.12)          $              0.14

                                                    September 30, 2002          September 30, 2001
                                                   -------------------          -------------------
BALANCE SHEET DATA:

Total assets                                       $ 142,200,996           $        91,096,256
Total debt                                         $ 129,592,938           $        77,616,799
Total liabilities                                  $ 133,690,972           $        80,388,663
Stockholders' equity (deficit)                     $   8,510,024           $        10,707,593
Total liabilities and stockholder's
            equity (deficit)                       $ 142,200,996           $        91,096,256
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS The following discussion of the results of operations and financial condition of UCAP, Incorporated should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report on Form 10-K. OVERVIEW UCAP, Incorporated ("UCAP" or the "Company") is a multi-state provider of mortgage banking services to consumers and is also a real estate investor. The Company's operations consist of a mortgage banking division ("United Capital Mortgage Corporation" or "UCMC"), a real estate investment division ("UCMC REI"). RESULTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 2002 Revenues Revenues for the year ended September 30, 2002 totaled $19,934,305. Mortgage origination revenue generated by UCMC represented $19,384,305 (or approximately 97.2 percent) of total revenues for the period. This origination revenue represents fees associated with the services and operations of the UCMC office. Revenues for UCAP totaled $550,000 for the year ended September 30, 2002 (or approximately 2.8 percent of total revenues). Revenues for UCAP represented $550,000 from the sale of lots in the Swiss Air development. Operating Expenses Operating expenses for the year ended September 30, 2002 totaled $21,403,667. The principal components of operating expenses for the period were commissions ($3,562,317 or 17.6 percent of total operating expenses), general and administrative expenses ($8,154,692 or 38.1 percent of total operating expenses), salaries and employee benefits ($6,725,634 or 31.4 percent of total operating expenses), cost of real estate sold ($81,000 or 0.4 percent of total operating expenses), professional fees ($751,250 or 3.5 percent of total operating expenses) and occupancy expenses ($1,226,136 or 6.1 percent of total operating expenses). Commissions consisted of commissions paid by UCMC originators in the ordinary course of their professional responsibilities. General and administrative expense ($8,154,692 for the period) consisted of $1,566,402 (or 19.2 percent of the total) attributable to corporate activities, and $6,588,290 (or 80.8 percent of the total) attributable to the mortgage brokerage segment. The principal components of the $1,566,402 of general and administrative expense attributable to corporate activities were insurance ($126,469), property taxes ($98,000), outside services ($53,268), reserve and settlements of litigation ($1,140,804), stock related expenses ($15,219) and travel and entertainment ($38,033). The principal components of the $6,588,290 of general and administrative expense attributable to the mortgage brokerage segment were travel and entertainment ($340,968), quality control ($71,556), warehouse interest line ($$2,407,012) and advertising and marketing ($225,419). The mortgage brokerage segment experienced significant expansion of its branch operation during the period, and as a result experienced significant costs associated with this expansion. The principal components of the $751,250 of professional expenses were consulting fees related to capital raising and shareholder relations ($78,987), legal ($454,792) and accounting ($217,471). Other Expense (Income) Other expense (income) for the year ended September 30, 2002 totaled ($3,855,195), primarily consisting of other income ($609,422 for the period) partially offset by interest expense ($94,630 for the period). The Company also has written down it's investment in real estate held for sale ($2,497,582) and investment securities ($1,872,405) to their realizable values. Other income ($609,422) consists of a gain on the sale of a subsidiary ($450,000) and interest income ($164,144). Interest expense ($94,630) represents interest expense associated with the Company's borrowings. Approximately $94,630 of the total interest expense relates to borrowings associated with the Company's real estate holdings net of any interest expense forgiven during the year. Net Loss The Company recorded a net loss of $3,284,557 for the year ended September 30, 2002. This net loss represents a basic and diluted loss per common share of $0.11. Through the year to date period ended June 30, 2002, the Company recorded a net income of approximately $2,056,075. Due primarily to the following fourth quarter adjustment to certain real estate and investment transactions, the Company reported a loss for the full year of $3,532,456 for a profit reversal of approximately $5,340,632. Write down of real estate held for sale $ 2,497,582 Write down of investment securities 1,872,405 Write down of goodwill in Cross Keys 758,061 ----------- $ 5,128,048 LIQUIDITY AND CAPITAL RESOURCES For the year ended September 30, 2002, the Company used $1,003,787 in net cash from operating activities. A total of $2,336,302 was used by a decrease in accounts payable and accrued expenses, $38,187 of net cash was provided by an increase in amounts due to related parties resulting from the sale of real property and non-cash charges to earnings of $2,497,582 resulting from the write down of real estate held for sale, $1,872,405 resulting from the write down of investment securities and $758,061 resulting from the write of the goodwill that was generated from the Company's investment in Cross Keys Capital. The primary use of operating cash was to fund the net loss of $3,284,557 and recognize the non-cash gain of $469,000 on the sale of real estate held for investment. The Company used cash in investing activities of $52,659,635. A total of $838,398 was used for the cost of purchases of property and equipment in the year ended September 30, 2002. The remaining amount, $51,821,237 was used to reduce the amount of mortgage loans held for sale. The Company provided $53,071,319 in net cash from financing activities for the year ended September 30, 2002, principally by a $3,202,140 addition in notes payable supported by an increase in it's borrowing on the warehouse line of credit of $49,869,179. Historically, the Company and its subsidiaries have not generated positive cash flow. The Company has restructured several of its borrowing arrangements subsequent to September 30, 2002. The convertible note arrangement were amended to provide for an extended cure period with respect to certain events of default. There is no cash flow impact with respect to curing the events of default as the cure was achieved by issuing and delivering common stock of the Company. Management's plan is to sell it's real estate holdings, increase the volume of mortgage loans brokered through its mortgage operations, utilize the more profitable fee structure offered by the mortgage banking division through it's subsidiary United Mortgage and develop and sell its various parcels of real estate and, ultimately, to achieve profitable operations and positive cash flow. If, however, management is not able to achieve some or all of these objectives, then additional sources of capital will have to be found. There is no guarantee that these additional sources of capital can be located. FOR THE YEAR ENDED SEPTEMBER 30, 2001 Revenues Revenues for the year ended September 30, 2001 totaled $24,653,161. Mortgage fee income generated by mortgage operations represented $22,491,419 (or approximately 91.2 percent) of total revenues for the period. Revenues for ARG totaled $2,161,742 for the year ended September 30, 2001 (or approximately 8.8 percent of total revenues). Revenues for ARG represented the recognition of deferred revenue from fiscal 2000 from the sale of lots in the Swiss Air development. Operating Expenses Operating expenses for the year ended September 30, 2001 totaled $23,164,354. The principal components of operating expenses for the period were commissions ($10,301,450 or 44.5 percent of total operating expenses), general and administrative expenses ($5,391,067 or 23.3 percent of total operating expenses), salaries and employee benefits ($5,004,258 or 21.6 percent of total operating expenses), occupancy expense ($863,542 or 3.7 percent of total operating expenses) and professional fees ($935,383 or 4 percent of total operating expenses). Commissions consisted of commissions paid by mortgage operations to employees for loans closed by each branch. Such expenses also represent commissions due to branch offices net of applicable fees due to AMSI. General and administrative expense ($5,391,067 for the period) consisted of $2,229,558 (or 41 percent of the total) in interest expense associated with the mortgage warehouse lines, $495,223 (or 9 percent of the total) for office supplies, $352,347 (or 7 percent of the total) in telephone expense, $268,284 (or 5 percent of the total) in travel expense and $229,310 (or 4 percent of the total) in computer related expenses. Of the total $5,391,066 in general and administrative expenses, $618,054 (or 11.5 percent of the total) is attributable to corporate activities, $4,732,370 (or 87.7 percent of the total) attributable to the mortgage brokerage segment, and $40,642 (or 0.8 percent of the total) attributable to the real estate division segment. The principal components of the $618,054 of general and administrative expense attributable to corporate activities were insurance ($171,010), costs associated with raising capital ($90,828), travel and entertainment ($84,437) and outside services ($57,950). The principal components of the $4,732,370 of general and administrative expense attributable to the mortgage operations segment were interest expense ($2,229,558), office supplies ($467,800), telephone ($301,010), computer related expenses ($229,309), travel and entertainment ($177,347), escrow related expenses ($196,924), advertising and marketing ($180,206), and postage and shipping ($180,344). The mortgage operations segment experienced a significant increase in expenses as a result of the acquisition of UCMC. The principal components of the $935,383 of professional expenses were consulting fees related to capital raising and shareholder relations ($162,675), legal ($596,827) and accounting ($256,256). Other Income (Expense) Other income (expense) for the year ended September 30, 2001 totaled $1,137,946, primarily consisting of other income $1,716,282 for the period partially offset by interest expense ($578,336) for the period. Net Income The Company recorded net income of $3,086,753 for the year ended September 30, 2001. This net income represents a basic and diluted income per common share of $0.14. LIQUIDITY AND CAPITAL RESOURCES For the year ended September 30, 2001, the Company provided $4,239,203 in net cash from operating activities, a significant portion of which resulted from the operating income of $3,086,753. A total of $4,153,320 resulted from the issuance of common stock for services performed for the Company and the increase in accounts receivable of $1,363,107 and other assets of $1,118,308 related to the acquisition of UCMC. The primary use of operating cash was due to the decrease in accounts payable of $1,302,841. The Company used $49,804,455 in net cash for investing activities for the year ended September 30, 2001. The major portion of this use of cash was primarily due to the $48,617,203 increase in mortgage loans held for sale that resulted from the acquisitions of UCMC and CKC. The cost of acquiring UCMC of $717,193 was another use of cash for investing purposes. The proceeds from the sale of real estate ($133,500) were offset by the costs of development of the real estate ($33,533). The purchases of property and equipment totaled $79,104 for the year ended September 30, 2001. The Company provided $46,143,620 in net cash for financing activities for the year ended September 30, 2001. The main source of the net cash came from a $47,678,889 increase in notes payable related to the acquisitions of UCMC and CKC. This was slightly offset by the reduction in notes payable through repayments of $1,535,269. The Company generated its positive cash flow from the mortgage banking operations and the sale of stock in the Company. The Company has restructured several of its borrowing arrangements subsequent to September 30, 2001. There is no cash flow impact with respect to curing the events of default as the cure can be achieved by issuing and delivering common stock of the Company. INFLATION The Company does not believe the moderate rates of inflation experienced in the United States over the past two years have had a material effect on its sales or profitability. MARKET RISK In evaluating the Company and its lines of business, the following risk factors should be considered: MORTGAGE BANKING SERVICES RISKS IF INTEREST RATES RISE OR GENERAL ECONOMIC CONDITIONS DETERIORATE, IT COULD HARM OUR BUSINESS UCMC has benefited from a recent favorable market in which to compete due to the availability of low interest rates. UCMC will likely originate fewer mortgage loans if interest rates rise. In periods of rising interest rates, demand for mortgage loans typically declines. During those periods, UCMC will likely originate fewer mortgage loans and its revenues will decline. Demand for refinancing mortgages declines more significantly than for new home purchase mortgages during periods of rising interest rates. UCMC's business would be adversely affected by declining economic conditions in those states where it originates mortgage loans, particularly in their residential real estate markets. IF WE DO NOT COMPLY WITH MORTGAGE BANKING RULES AND REGULATIONS OR OTHER REGULATORY REQUIREMENTS, OUR BUSINESS MAY BE HARMED UCMC's business is subject to the rules and regulations of various federal, state and local regulatory agencies in connection with originating, processing, underwriting and selling mortgage loans. These rules and regulations, among other things, impose licensing obligations on UCMC, prohibit discrimination, establish underwriting guidelines and mandate disclosures and notices to borrowers. UCMC is also required to comply with each regulatory entity's financial requirements. If UCMC does not comply with these rules, regulations and requirements, the regulatory agencies may restrict its ability to originate mortgage loans. Regulatory and legal requirements are subject to change and may become more restrictive, making compliance more difficult or expensive or otherwise restricting UCMC's ability to conduct its business as it is now conducted. UCMC believes that it is currently in material compliance with all applicable laws and regulations to which it is currently subject. However, no assurance can be given that the costs of future compliance will not be significant or that UCMC is in fact in compliance with all applicable laws and regulations. THE MARKET IN WHICH WE OPERATE IS INTENSELY COMPETITIVE AND ACTIONS BY COMPETITORS COULD HARM OUR BUSINESS UCMC competes with other mortgage banking companies, many of which are larger, are more experienced and have greater financial resources than the Company. Accordingly, UCMC may not be able to successfully compete in the mortgage banking market. Competitors may be able to respond more quickly to take advantage of new or changing opportunities, technologies and customer requirements. They also may be able to undertake more extensive promotional activities, offer more attractive terms to borrowers and adopt more aggressive pricing policies. REAL ESTATE INVESTMENT RISKS IF THE REAL ESTATE INDUSTRY OR GENERAL ECONOMIC CONDITIONS DETERIORATE IN METROPOLITAN ATLANTA, GEORGIA, IT COULD HARM OUR BUSINESS UCMC REI's real estate is located in and around the metropolitan Atlanta, Georgia area. There are substantial risks associated with a large investment in real estate. These include the following risks: - real property may decline in value due to changing market and economic conditions; - investment and carrying costs may exceed anticipated costs; - there may be delays in bringing inventories to market due to, among other things, changes in regulations, adverse weather conditions or changes in the availability of development financing on terms acceptable to the Company; or - interest rates may increase which will adversely affect the ability of the Company to sell their properties. WE ARE SUBJECT TO CERTAIN REGULATIONS RELATED TO REAL ESTATE, AND IF WE DO NOT COMPLY OUR BUSINESS MAY BE HARMED UCMC REI's real estate business is subject to certain federal, state and local regulations and is required to comply with various federal, state and local environmental, zoning, land use, land sales, licensing and other laws and regulations which govern its operations. Existing or future regulations may have a material adverse impact on UCMC REI's operations by, among other things, imposing additional compliance costs and delaying the period in which the investment projects are brought to market. UCMC REI believes that it is in material compliance with all applicable laws and regulations to which it is currently subject. However, no assurance can be given that the costs of future compliance will not be significant or that UCMC REI is in fact in compliance with all applicable laws and regulations. In addition, there can be no assurance that laws and regulations applicable to UCMC REI in any specific jurisdiction will not be revised or that other laws or regulations will not be adopted which could increase UCMC REI's costs of compliance or prevent UCMC REI from marketing or selling its properties. Any failure of UCMC REI to comply with applicable laws or regulations or any increase in the costs of compliance could have a material adverse effect on UCMC REI's business, operating results and financial condition. GENERAL BUSINESS RISKS WE MAY BE UNABLE TO RAISE ADDITIONAL FUNDING TO PURSUE OUR STRATEGIES WHICH MAY HARM OUR BUSINESS The Company anticipates the need for additional capital as it pursues its business strategy. The Company expects to raise additional capital through a combination of new debt issuances and equity sales, from private as well as public sources. Issuance of new debt and/or the sale of equity will likely have a dilutive effect on the Company and its shareholders. Implementation of the Company's strategy and its business plans is contingent upon the availability of such funding sources. No assurance can be given that the Company will be able to raise debt or equity capital, at terms that are acceptable to the Company, or at all, in order to fund its operations as set forth above. THE UNPREDICTABILITY OF OUR QUARTER-TO-QUARTER RESULTS MAY HARM THE TRADING PRICE OF OUR COMMON STOCK Because the Company has a limited operating history, it lacks sufficient historical operating data on which to base its future operating results and financial performance. General economic conditions, as well as competition from other competing businesses, may adversely affect the Company's performance. Because of these and other factors, the Company's financial performance may fluctuate from period to period, which could result in a material fluctuation in the trading price of the Company's common stock. WE ARE A GROWTH COMPANY, WHICH ENTAILS RISKS THAT COULD HARM OUR BUSINESS Inability of management to adequately manage the operations of the business may subject the business of the Company to certain risks, in addition to those commonly found in a growing company. These risks include: - obtaining additional financing; - providing adequate working capital to pay salaries for personnel hired to acquire and develop properties before revenue from the properties is sufficient to pay their salaries; - the inability of management to recognize potential problems before they become serious problems; - the lack of sufficient experience in the staff to solve problems once they are identified; and - the risk from competitors. THE ISSUANCE OF ADDITIONAL SHARES OF COMMON STOCK IN THE FUTURE MAY HARM THE BOOK VALUE OF THE OUTSTANDING SHARES OF COMMON STOCK To the extent the future funding requirements of the Company require the issuance of convertible securities or securities or debt having a priority to the shares of Common Stock, the shares of Common Stock may suffer a decline in book value. WE HAVE HAD A JUDGEMENT ENTERED AGAINST US, WHICH WE ARE APPEALING, AND IT IS POSSIBLE THAT WE WILL SUFFER MATERIAL LOSSES AS A RESULT OF THIS JUDGEMENT We have had a judgment entered against us in the principal amount of $927,000 in connection with a guarantee arrangement. We have appealed the judgment. However, it is possible that the plaintiff ultimately may prevail in the appeal and be able to enforce the entire amount of the judgment. Any such adverse decision on appeal could have a material adverse effect our financial condition. See "Legal Proceedings", on page 7. WE DO NOT ANTICIPATE PAYING DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE The Company intends to retain all future earnings for use in the development of its business. The Company has never paid and does not currently anticipate paying any cash dividends on its Common Stock in the foreseeable future. OUTLOOK FOR 2003 The Company, through it's subsidiary, UCMC, is currently a multi-state, a full service mortgage banker to consumers and to wholesale Brokers. The Company intends to become a leader in the mortgage lending industry via world-class service and turn times driven by effective technology and process efficiency, a wider product array to increase the capture rate of borrowers and wholesale brokers, and an effective secondary marketing strategy to optimize marketing margins. The year 2002 was a year of transition for UCMC as many changes and improvements took place in order to position UCMC to move to the next level in the Mortgage Banking Industry. Some of the key improvements that have occurred over the last several months are high-lighted below: o Build A Superior Management Team: Several Key Additions/Changes were made at the Executive Manager Level including the hiring of a new CEO/President, SVP of Wholesale and SVP of Retail Production, Addition of a VP of Finance, VP of Strategic Initiatives and VP of Shipping/Post-Closing o Implement a Best-In-Class LOS Platform: The Implementation of a New LOS Platform in late August (Mortgage Cadence) positions UCMC to utilize automated work-flow management to reduce cycle times, add B2B technology options for the Wholesale Channel and positions UCMC for "E-Origination" o Re-Engineer and Optimize Operations Processes: The VP of Strategic Initiatives and her team have worked with various departments within UCMC to Re-engineer the UCMC Business Model to Improve Process Efficiency, Drive Standardization and Expand Procedure Documentation to implement a best in class "Loan Origination Factory" o Expand Production Capacity: The Wholesale Channel has established three Regional Operations Centers, and increased the number of Account Executives by 400% in order to position UCMC to be a "national" Wholesale presence. The Retail Channel has added four branches and 18 loan Officers over the last 90 days. The Expanded production capability coupled with the recently implemented New Corporate Branding Program and quadrupling of UCMC State License Coverage positions UCMC to be an Industry Leader. o Optimize Management and Financial Reporting: The Hiring of a VP of Finance for UCMC, to provide UCMC accurate, timely financial and management reporting data required to effectively manage the business. The 2002 Strategic Focus of the Company was to "build" the appropriate infrastructure to position UCMC for rapid growth and although the costs associated with the "build-out" reduce operating margins in the short-term, they are necessary for driving substantial volume and profitability increases in the long-term. The key strategic objectives for 2003 are: o Expand Geographic Reach in Both Channels: Increases in the Number of Retail branches and Wholesale Account Executives have been planned and are currently being implemented. o Optimize Secondary Marketing: UCMC has employed a experience Secondary Marketing Consultant and is Negotiating with a Provider of Secondary marketing technology and reporting to enable UCMC to optimize Secondary Marketing Processes and sales strategies o Implement Wholesale Channel B2B Technology and Processes: UCMC intends to implement technologies for Submission, Rate Locking and Automated Underwriting Engine Technologies for its Wholesale Broker Client Base o Expand Product Array: New product lines in Sub-prime, a Private Label "Alt-A" product, 2nd Trust Deeds and Jumbo have been recently rolled out to both the Wholesale and Retail Channels in order to increase Broker and Borrower Capture Rates, which is especially important in times of higher interest rates. Impact of Current and Future Objectives on UCMC Performance UCMC has increased its mortgage origination volume from $479 Million in 2001 to $928 Million in 2002. For the last three months of calendar year 2002, UCMC has averaged over $160 Million per month in mortgage originations and projects over $2.0 Billion in loan origination volume for 2003. The Real Estate Division currently has all properties listed for sale. Swiss Air Estates, located at Lake Sidney Lanier, just north of Atlanta, consists of 5 lots in an exclusive lakefront setting. The lots ranged in appraised value from $200,000 to more than $600,000. The five remaining lots for sale with an appraised value of $1,500,000 and associated land and development cost as of September 30, 2002, of approximately $714,000. The house and lot within the development is currently for sale for between $6,000,000 and $6,500,000. ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEPENDENT AUDITORS' REPORT UCAP, INCORPORATED AND SUBSIDIARIES September 30, 2002 and 2001 Consolidated Financial Statements With Independent Auditors' Report Independent Auditors' Report The Board of Directors and Stockholders UCAP, Incorporated and Subsidiaries Denver, Colorado We have audited the accompanying consolidated balance sheets of UCAP, Incorporated and Subsidiaries as of September 30, 2002 and September 30, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UCAP, Incorporated and Subsidiaries as of September 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. MOORE STEPHENS FROST Little Rock, Arkansas December 20, 2002 UCAP, INCORPORATED AND SUBSIDIARIES Consolidated Balance Sheets September 30, 2002 and 2001
       ASSETS                                                        2002                 2001
                                                                 ------------         ------------

Cash                                                             $   258,562          $    850,665
Real estate held for sale                                          6,221,587             7,995,000
Real estate held for development                                          --               255.169
Mortgage loans held for sale, net                                124,042,286            72,221,049
Property and equipment, net                                        1,264,439               633,571
Accounts Receivable                                                3,982,001             1,975,662
Investment securities                                                     --             1,872,405
Due from related party                                                 9,037                47,224
Goodwill, net                                                      3,504,716             4,342,777
Deferred income tax benefit                                        2,500,000               460,000
Other assets                                                         418,368               442,734
                                                                ------------          ------------
Total assets                                                    $142,200,996          $ 91,096,256
                                                                ============          ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses                        $  3,825,398          $  1,539,096
   Accrued interest payable                                          272,636             1,232,768
   Notes payable - warehouse line                                125,767,938            71,265,897
   Notes payable                                                          --             6,230,902
   Notes payable related parties and stockholders                  3,825,000               120,000
                                                                ------------          ------------
         Total liabilities                                       133,690,972           80,388,663
                                                                ------------          ------------
Stockholders' equity:
   Preferred series B convertible stock, 2,000,000 shares
     authorized, 1,650,000 shares issued and outstanding           1,650,000             1,650,000
   Common stock, no par value; 800,000,000 shares
     authorized, 33,677,306 and 24,856,283 shares issued
     and outstanding respectively                                         --                    --
   Additional paid-in capital                                     10,200,390             9,113,402
   Accumulated equity (deficit)                                   (3,340,366)              (55,809)
                                                                ------------           ------------
         Total stockholders' equity                                8,510,024            10,707,593
                                                                ------------           ------------
         Total liabilities and stockholders' equity             $142,200,996           $91,096,256
                                                                ============           ============
The accompanying notes are an integral part of these consolidated financial statements. UCAP, INCORPORATED AND SUBSIDIARIES Consolidated Statements of Operations For the Years Ended September 30, 2002 and 2001

                                                                     2002                 2001
                                                                 ------------         ------------

Revenue:
 Mortgage service income                                         $ 19,384,305         $ 22,491,419
 Sales of real estate                                                 550,000            2,161,742
                                                                 ------------         ------------
Total revenue                                                      19,934,305           24,653,161
                                                                 ------------         ------------
Operating expenses:
 Commissions                                                        3,562,317           10,301,450
 Salaries and employee benefits                                     6,725,634            5,004,258
 General and administrative                                         8,154,692            5,391,067
 Cost of real estate sold                                              81,000               60,982
 Professional fees                                                    751,250              935,383
 Occupancy expense                                                  1,226,136              863,542
 Amortization of goodwill                                                  --              328,441
 Writedown of goodwill on Cross Keys                                  758,061                   --
 Depreciation and amortization                                        129,404              213,903
 Property taxes                                                        15,173               65,328
                                                                 ------------         ------------
Total operating expenses                                           21,403,667           23,164,354
                                                                 ------------         ------------
Operating income (loss)                                            (1,469,362)           1,488,807
                                                                 ------------         ------------
Other income (expense):
 Writedown of real estate held for sale                            (2,497,582)                  --
 Writedown of investment securities                                (1,872,405)                  --
 Other income, net                                                    609,422            1,716,282
 Interest expense                                                     (94,630)            (578,336)
                                                                 ------------         ------------
                                                                   (3,855,195)           1,137,946
                                                                 ------------         ------------
Income (loss) before income tax provision (benefit)                (5,324,557)           2,626,753

Income tax provision (benefit)                                     (2,040,000)            (460,000)
                                                                 ------------         ------------
Net income (loss)                                                $ (3,284,557)         $ 3,086,753
                                                                 ============         ============

Basic and diluted income (loss) per common share                 $      (0.11)         $      0.14
                                                                 ============         ============

Weighted average common shares outstanding -
 basic and diluted                                                 29,301,889           22,326,512
                                                                 ============        =============
The accompanying notes are an integral part of these consolidated financial statements. UCAP, INCORPORATED AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity For the Years Ended September 30, 2002 and 2001

                                                                Preferred     Additional
                                                  Common        Shares          Paid-in         Accumulated
                                                  Shares        and Amount      Capital            Deficit           Total
                                                ----------    ----------    -------------     -------------    -------------

Balance at September 30, 2000                   15,305,763     $      --    $    (116,535)     $(3,142,562)    $  (3,259,097)

Common stock issued - purchase of
United Capital                                   1,389,430            --        1,665,437               --         1,665,437

Common stock and warrants issued in connection
with partial modification agreement - UCMC         409,000            --        1,741,603               --         1,741,603

Issuance of common stock - purchase
of Cross Keys                                      655,172            --          426,533               --           426,533

Common stock subscriptions receivable              700,000            --               --               --                --

Common stock redemption period expired           1,550,000            --               --               --                --

Common stock issued in settlement of debt        3,337,918            --        3,483,215               --         3,483,215

Common stock exchanged in payment of services      209,000            --          913,149               --           913,149

Common stock redemption period expired -
Paradigm                                           300,000            --               --               --                --

Preferred stock issued                                  --      1,650,000              --               --         1,650,000

Cancellation of subscription receivable          1,000,000            --        1,000,000               --         1,000,000

Net income                                              --            --               --        3,086,753         3,086,753
                                               -----------     ----------   -------------      -----------     -------------
Balance at September 30, 2001                   24,856,283     $1,650,000    $  9,113,402      $   (55,809)    $  10,707,593

Common stock issued - GCA settlement             1,600,000            --          602,480               --           602,480

Common stock issued as collateral for note       2,400,000            --               --               --                --

Common stock issued in connection with
  repricing agreement on UCMC acquisition          566,364            --               --               --                --

Common stock issued persuant debt conversion     2,017,438            --          984,508               --           984,508

Common stock issued in connection with prior
  year severance agreement                       1,137,221            --               --               --                --

Common stock received in satisfaction of debt     (400,000)           --         (500,000)              --          (500,000)

Net loss                                                --            --               --       (3,284,557)       (3,284,557)
                                               -----------     ----------    ------------      -----------     -------------
Balance at September 30, 2002                   33,677,306     $1,650,000    $ 10,200,390      $(3,340,366)    $   8,510,024
                                               ===========     ==========    ============      ===========     =============
The accompanying notes are an integral part of these consolidated financial statements. UCAP, INCORPORATED AND SUBSIDIARIES Consolidated Statements of Cash Flows For the Years Ended September 30, 2002 and 2001

                                                                                  2002                   2001
                                                                               ----------             ----------

Cash Flows from Operating Activities:
  Net income                                                                  $  (3,284,557)         $  3,086,753
  Adjustments to reconcile operating income to net cash
   provided by operating activities
    Depreciation and amortization                                                   129,404               542,344
    Writedown of real estate held for sale                                        2,497,582                    --
    Writedown of investment securities                                            1,872,405                    --
    Writedown of goodwill on Cross Keys                                             758,061                    --
    Gain on sale of real estate                                                    (469,000)                   --
    Loss on sale of property and equipment                                          158,126               129,384
    Issuance of common stock for services                                                --             4,153,320
    Gain on forgiveness of debt                                                    (192,700)                   --
    Deferred income tax benefit                                                  (2,040,000)             (460,000)
    Gain (loss) on  sale of subsidiary                                                   --            (1,166,872)
    Changes in assets and liabilities:
      Receivables                                                                (2,006,339)           (1,363,107)
      Due from related party                                                         38,187                10,592
      Other assets                                                                   24,366            (1,118,308)
      Accounts payable and accrued expenses                                       2,336,302            (1,302,842)
      Accrued interest payable                                                     (825,624)              626,777
      Deferred revenue                                                                   --               (65,710)
                                                                              -------------         -------------
Net cash used in operating activities                                            (1,003,787)            4,239,203
                                                                              -------------         -------------
Cash Flows from Investing Activities:
    Mortgage loans held for sale                                                (51,821,237)          (48,617,203)
    Purchase of property and equipment                                             (838,398)              (79,104)
    Advances on notes receivable                                                         --              (309,248)
    Acquisition of United Capital Mortgage                                               --              (717,193)
    Sale of Accent Mortgage Services, Inc.                                               --              (181,674)
    Proceeds from sale of real estate                                                    --               133,500
    Development cost                                                                     --               (33,533)
                                                                              -------------         -------------
Net cash provided by investing activities                                       (52,659,635)          (49,804,455)
                                                                              -------------         -------------

Cash Flows from Financing Activities:
    Proceeds from issuance of notes payable                                      49,869,179            47,678,889
    Repayment of notes payable                                                    3,202,140            (1,535,269)
                                                                               -------------          ------------
Net cash provided by financing activities                                        53,071,319            46,143,620
                                                                              -------------          ------------

Net increase (decrease) in cash                                                    (592,103)              578,368

Cash, at beginning of the year                                                      850,665               272,297
                                                                              -------------          ------------

Cash, at end of the year                                                      $     258,562         $     850,665
                                                                              =============         =============

                                                                                  2002                   2001
                                                                                ----------           ----------

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $ 3,531,274        $  2,047,477
                                                                                ============        ============
The accompanying notes are an integral part of these consolidated financial statements. UCAP, INCORPORATED AND SUBSIDIARIES Notes to Consolidated Financial Statements September 30, 2002 and 2001 1. Summary of Significant Accounting Policies ------------------------------------------
a. Organization and nature of operations - UCAP, Incorporated and Subsidiaries (the “Company””) is a multi-state provider of mortgage lending and brokerage services to consumers and also holds certain investments in real estate. Prior to July 18, 2002, the Company operated under the name of Lahaina Acquisitions, Inc. Effective as of that date, the stockholders of the Company voted to change the name of the Company to UCAP, Incorporated. During the year ended September 30, 2002, the Company’s operations consisted of a mortgage lending division (“United Capital Mortgage Corporation” or “UCMC”)and a real estate investment division (“UCMC Real Estate I or “UCMC REI”). UCMC is a residential mortgage lender, providing mortgage lending services to consumers through a total of twelve traditional offices located in Colorado, Nevada and Florida as well as through its wholesale operations in New York, Florida, Nevada, Colorado and New Mexico. AMSI was a residential mortgage broker, providing mortgage brokerage services to consumers through several branch offices located primarily in the Atlanta, Georgia metropolitan area. During the year ended September 30, 2001, AMSI had approximately 30 branches. UCMC REI is a real estate investment organization engaged in the sale of real estate. Effective September 30, 2001, subject to certain consents and approvals, as further discussed in Note 3, the Company sold its mortgage brokerage division.

b. Principles of consolidation - The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

c. Basis of presentation and uses of estimates - The consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

d. Revenue recognition - UCMC’s, and previously AMSI’s, revenues are primarily derived from fee income from the origination of residential mortgage loans, and such revenues are recognized when the loans are sold to an investor and the Company has no further obligation to fulfill. To date, all of the loans originated have been sold (or will be sold in the case of loans held for sale) with the servicing released. Gains and losses on loan sales are recognized at the time of the sale and are determined by the difference between net sale proceeds and the carrying value of the loans sold. Prior to September 4, 2002, ARG owned parcels of land that it intended to develope and sell. Effective as of that date, the Company established UCMC Real Estate I (“Real Estate I”), a wholly-owned subsidiary of UCMC, and transferred all of its real estate holdings to Real Estate I in connection with the refinancing of the outstanding indebtedness on these properties.

Sales of lots are recognized when the required down payments are received, continuing investment and continuing involvement criteria are met, and title is connveyed to the buyer. Sales of real estate generally are accounted for under the full accrual method. Under that method, gain is recognized when the collectibility of the sales price is reasonably assured and the earnings process is complete. When a sale does not meet the requirements for income recognition, gain is deferred until those requirements are met. Some sales of real estate are accounted for under the cost recovery method. Under that method, the gain on sale is generally deferred until the total payments by the buyer exceed the cost of the property sold. However, a portion of the deferred gain is recognized as income to the extent that the deferred gain exceeds the note receivable from the buyer plus the maximum continent liability to the Company for other debt on the property.

e. Cash equivalents - The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

f. Mortgage loans held for sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

1. Summary of Significant Accounting Policies (cont.) ------------------------------------------
g. Concentration of credit risk - The Company is subject to concentration of credit risk with respect to the portfolio of mortgage loans receivable as changes in the economic environment might adversely impact the borrowers ability or willingness to repay such mortgages. Additionally, the value of such mortgages can be impacted by fluctuations in interest rates and the credit markets.

The Company presently sells the mortgage loan it originates to a limited number of investors. Although the Company is presently dependent upon these investors continuing to purchase these mortgages, the Company believes that it could replace these investors, if required to, at similar terms.

h. Asset impairment - The Company has adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

i. Property and equipment - Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.
j. Foreclosed real estate - Foreclosed real estate is reported at the lower of cost or fair value less estimated disposal costs, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources.

k. Investement securities - As of September 30, 2001, investment securities consisted of the preferred and common stock of AMSI that the Company received in connection with its conditional sale of AMSI as of that date (Note 11). These securities were recorded at their original cost with management believed approximated their values at that date. During the fourth quarter of fiscal 2002, the Company evaluated the realizability of these investment securities and determined that these investments should be written off. Accordingly a writedown of these securities is reflected in the financial statements as of September 30, 2002.

l. Goodwill - Goodwill represents the excess of cost over the net assets of acquired businesses. Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS) No. 142 “Goodwill and Other Intangible Assets” which eliminated the requirement for systematic amortization of goodwill and replaces it with a requirement to evaluate goodwill for impairment on at least an annual basis. Prior to October 1, 2001, goodwill was being amortized by the straight-line method over periods ranging from ten to fifteen years. Amortization expense on goodwill was $328,441 for the year ended September 30, 2001.

During the year ended September 30, 2001, the Company recorded goodwill of approximately $3,645,000 and $812,000, respectively, in connection with its acquisitions of United Capital Mortgage and Cross Keys Capital. During the same period, the Company recorded approximately $208,200 in goodwill to account for additional consideration for the acquisition of AMSI. In connection with the Company’s annual evaluation of goodwill as of September 30, 2002, management determined that the unamortized goodwill associated with Cross Keys Capital should be written off. Accordinglyl, an impairment writedown of $758,061 is reflected in the accompanying financial statements for the year ended September 30, 2002.

m. Income per common share - Basic income per common share is computed based on net income divided by the weighted average number of common shares outstanding. Diluted income per common share is computed based on net income divided by the weighted average number of common and potential common shares. Common share equivalents include those related to stock options, convertible notes, and warrants; however, such common share equivalents are anti-dilutive and therefore are excluded for purposes of calculating dilutive income per common share.

1. Summary of Significant Accounting Policies (cont.) ------------------------------------------
n. Stock option plan - The Company accounts for its stock option and employee stock purchase plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees” (“APB 25”). In accordance with APB 25, no compensation expense has been recognized because the exercise price of the Company’s stock options equals the market value of the underlying stock on the date of the grant. The Company has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Note 9 to the consolidated financial statements contains a summary of the pro forma effects to reported net income and net income per share for the years ended September 30, 2002 and 2001 as if the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123.

n. Income taxes - The Company utilizes the liability method of accounting for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets or liabilities are determined based upon the difference between the values of the assets and liabilities as reflected in the financial statements and their related tax basis at enacted tax rates in effect for the year in which the differences are expected to be recovered or settled.

p. Advertising cost - The Company expenses advertising costs as they are incurred. 2. Real Estate Held for Development and Sale ----------------------------------------- Real estate held for development at September 30, 2002 and 2001 consisted of the following:
                                                    2002           2001
                                                    ----           ----

        Real estate held for sale               $6,221,587       $ 7,995,000
                                                ----------       -----------
        Land held for development               $       --       $    91,605
        Cost to develop land                            --           163,564
                                                ----------       -----------
                                                $       --       $   255,169
                                                ----------       -----------
                                                $6,221,587       $ 8,250,169
                                                ==========       ===========
On August 21, 2002, the Company, through Real Estate 1, acquired certain real estate from a stockholder through the issuance of a note payable of $550,000 (Note 11). In September, 2002, the Company, in connection with the refinancing of the related outstanding indebtedness, evaluated the carrying values of its real estate held for sale and determined that an impairment writedown was needed to reduce these amounts to their estimated realizable values. Accordingly, an impairment writedown of $2,497,582 was recorded as of that date. Income related to the sale of real estate held for development during the year ended September 30, 2001 was as follows:
                                                                        Cost
                              Sales       Deferred         Net       real estate
                              price        revenue       revenue         sold
                              -----       ---------      --------        ----

        Tennessee Property  $1,150,000   $  890,781     $  259,219    $  259,219
        Swiss Air            3,400,000      600,000      2,800,000       975,481
                            ----------   ----------     ----------    ----------
        Totals              $4,550,000   $1,490,781     $3,059,219    $1,234,700
                            ==========   ==========     ==========    ==========
On December 29, 2000, the Company acquired the personal residence of L. Scott Demerau, Chairman, CEO and President for approximately $8,000,000. The price paid for the property was based upon an independent appraisal. The Board of Directors, including four (4) outside Directors, unanimously approved the transaction. Mr. Demerau abstained from the vote. Payment consisted of the assumption of a $2,500,000 first mortgage on the property, the issuance of $1,650,000 of preferred stock to Mr. Demerau, the transfer of the Beachside Commons note receivable at a stated value of $2,450,000 to Mr. Demerau, Betty Sullivan and Judy Demerau and a promissory note to Mr. Demerau in the amount of $385,000. 3. Mortgage Loans Held For Sale ---------------------------- Mortgage loans held for sale at September 30, 2002 and 2001 consist of residential and construction loans which are considered to be short-term financial instruments and are valued at their carrying amounts which approximates market. The Company does not retain any loans as investments or any servicing rights. Mortgage loans held for sale consisted of the following:
                                                    2002                2001
                                                    ----                ----

        Residential mortgage loans              $ 124,042,286       $ 67,760,549
        Construction financing                             --          6,460,500
                                                -------------       ------------
                                                $ 124,042,286       $ 72,221,049
                                                =============       ============
4. Property and Equipment ---------------------- Property and equipment at September 30, 2002 and 2001 consists of the following:
                                                    2002              2001
                                                    ----              ----

        Leasehold improvements                  $    67,929       $    67,236
        Furniture and equipment                   1,937,096         1,297,054
                                                -----------       -----------
        Property and equipment, at cost           2,005,025         1,364,290
        Less accumulated depreciation               740,586           730,719
                                                -----------       -----------
        Property and equipment, net             $ 1,264,439       $   633,571
                                                ===========       ===========
Depreciation expense for property and equipment was $129,404 and $213,903 for the years ended September 30, 2002 and 2001, respectively. 5. Notes Receivable ---------------- At October 1, 2000 the Company held notes receivable with a face value of $3,000,000 plus related accrued interest of $90,000. These notes had previously been discounted by $1,536,062 to reflect the value of the collateral for the notes which consisted of 675,000 shares of the Company's common stock which were owned by the purchaser and 500,000 share of the Company's common stock pledged by a former AMSI shareholder. The 1,175,000 shares were the only collateral securing the notes. On December 29, 2000 in conjunction with the transaction involving the Swiss Air Estates property, these notes were transferred to Mr. Scott Demerau, prior Chairman and CEO of the Company (Note 11). In addition, at October 1, 2000, note receivable in the amount of $900,000 was due from the purchaser of certain undeveloped property located in Tennessee, which was sold in 2000. The property sold for $1,150,000, with a $250,000 down payment consisting of existing notes payable forgiven by the note holders being paid in cash. The note was collateralized by 325,000 shares of the Company's common stock pledged by the purchaser. The promissory note called for monthly interest only payments through June 30, 2000 and thereafter, monthly principal and interest payments of $38,000 through September 30, 2002. As of October 1, 2000, the note holder had not made any principal or interest payments and the note was in default. Based on the uncertainty of the collectibility of the promissory note because the down payment by the buyer was less than the Company's basis in the land, the gain on the sale of $890,781 was deferred and was netted with the related note receivable. During the year ended September 30, 2001, the balances outstanding under these notes were realized and the previously deferred gains were recognized into income. 6. Notes Payable ------------- The Company has the following notes payable at September 30, 2002 and 2001:
                                                                         2002                 2001
                                                                      ----------           ----------

Notes payable:

Note payable to a bank; interest at prime;
secured by a first mortgage on a residence.                           $       --          $ 2,228,814

9% Convertible Note due April 2003.  Company may elect
to pay the note, plus accrued interest, with stock or
cash.  If the note is not paid on or before the due date, the
Holder may require conversion.  The note is secured by shares of the Company's common stock equal to the number of shares
issuable upon conversion.                                                     --              600,000

Note payable secured by certain parcels of land held for
development, due June 7, 2000.  Interest at 9%.                               --              550,000

8% Promissory note due August 25, 2000. The note is secured
by shares of the Company's common stock.                                      --              500,000

Note payable to a bank secured by residential property,
payable on demand or if no demand, April 2002.  Interest
at prime plus 2%.                                                             --              495,000

9% Promissory Note, secured by a second mortgage on certain
parcels of real estate, due January 31, 2001. Interest only
payable quarterly in arrears.                                                 --              459,586

8% Note payable due September 25, 2000. Company may elect to pay the note, plus accrued interest, with stock or cash. If the note is not paid on or before the due date, the Holder may require conversion.  The note is secured by shares of the Company's
common stock equal to the number of shares issuable upon conversion.          --              425,000

8% Note payable due December 26, 2000. Company may elect to
pay the note, plus accrued interest, with stock or cash. If
the note is not paid on or before the due date, the Holder may require conversion. The note is secured by shares of the Company's
common stock equal to the number of shares issuable upon conversion.          --              425,000

Note payable secured by certain parcels of real estate, due
September 2004. Principal and interest payable monthly at a
rate of 15%.                                                                  --              329,802

Note payable with no interest unless default at which time
interest accrues at 12%, due December 15, 2001.  Secured
by real estate.                                                               --              150,000

Note payable secured by residential property, payable on
demand.  Interest is payable monthly at a rate of 12%.                        --               67,700

                                                                    ------------         ------------
Total notes payable                                                           --            6,232,903
                                                                    ------------         ------------

6.  Notes Payable (cont.)
    -------------
Notes payable related parties:

Note payable to stockholder; interest at 7.5%;
cue September 10, 2003; secured by mortgages
on real estate                                                      $  1,850,000                   --

Note payable to stockholder; interest at LIBOR
plus 5.0%; due December 17, 2003; convertible
to Company stock; subordinated in payment to
the Company's warehouse line of credit                                 1,000,000                   --

Note payable to a stockholder; interest at 7.0%;
due February 14, 2003; unsecured                                         625,000                   --

Note payable to a stockholder; interest at 7.5%;
due August 21, 2003; secured by second
mortgage on real estate                                                  350,000                   --

Unsecured note payable to a stockholder, interest
at 7%, due on demand.                                                         --              120,000

                                                                    ------------          ------------
     Total notes payable related parties                               3,825,000              120,000
                                                                    ------------          ------------
Total notes payable                                                 $  3,825,000          $ 6,352,903
                                                                    ============          ============
Scheduled maturities of the Company’s notes payable and notes payable - related parties and stockholders at September 30, 2002 are as follows:

         Year Ending September 30,

                2003                    $ 3,491,667
                2004                        333,333
                                        -----------
                Total                   $ 3,825,000
                                        ===========
As of September 30, 2001, the Company had certain convertible notes outstanding. The terms of the 8% convertible notes issued by the Company for general corporate indebtedness stated that the notes may be converted by the holder at any time, and contain certain other conversion provisions. The conversion price of these notes was equal to 110% of the average closing bid price for the five (5) trading days immediately prior to the original issuance of the note. During the year ended September 30, 2002, the holders of these notes elected to convert resulting in the issuance of 2,017,438 common shares.

At September 30, 2002, the Company had $124,042,286 outstanding under a warehouse line of credit. This line is a $100,000,000 line with a $25,000,000 overline which bears interest at LIBOR plus 2.125%. At September 30, 2001, the Company had $65,146,225 outstanding under a warehouse line of credit. This line was a $30,000,000 line with a $65,000,000 overline which bore interest at LIBOR plus 2.125%.

At September 30, 2001, the Company also had $6,119,672 outstanding under a separate revolving line of credit, the proceeds of which had been used to fund construction financing loans. During the year then ended, this line was suspended due to a failure to paydown the outstanding balance on the line. During the year ended September 30, 2002, proceeds from sales of construction loans were applied to pay off this outstanding balance.

7. Income Taxes ------------ At September 30, 2002 and 2001, income taxes consisted of the following: 2002 2001 ---- ---- Current provision $ -- $ -- Deferred benefit (1,693,557) 1,005,784 Change in valuation allowance (346,443) (1,465,784) ---------- ---------- $ (2,040,000) $ (460,000) ========== ==========
The Company’s provision for income taxes varies from the statutory federal tax rate primarily due to the effect of certain non-deductible expenses and the valuation allowance which reduces the benefit of the net operating loss carryforwards.

Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of net operating loss carryforwards.

Analysis of the net deferred tax benefit at September 30, 2002 and 2001 is as follows:

2002 2001 ---- ---- Impairment writedown on investment $ 711,514 $ -- Net operating loss carryforward 2,176,259 1,194,216 ---------- ---------- Deferred tax assets 2,887,773 1,194,216 Less valuation allowance (387,773) (734,216) ---------- ---------- 2,500,000 460,000 Deferred tax liabilities -- -- ---------- ---------- Net deferred tax asset $ 2,500,000 $ 460,000 ========== ==========
The net change in the deferred tax valuation allowance was a decrease of $346,443 and $1,465,784 for the years ended September 30, 2002 and 2001, respectively.

At September 30, 2002, the Company has net operating loss carryforwards available for Federal and state income tax purposes totaling approximately $5,684,000. Unless utilized, the carryforwards will begin expiring in 2020.

8. Stockholders' Equity --------------------
During the year ended September 30, 2000, warrants were issued by the Company that enabled the holders to purchase the Company’s common stock at any time up to three years from the date of original issuance of the respective note. The warrant price is equal to 110% of the average closing bid price of the Company’s common shares for the five (5)trading days immediately prior to the original issuance of the note. Warrant prices for the $525,000, $500,000 and $475,000 notes are $2.75, $3.77 and $2.03, respectively. During the year ended September 30, 2002, these warrants were exercised resulting in the issuance of 2,047,138 shares. At September 30, 2001, warrants to acquire a total of 4,400,000 shares of the Company’s common stock were outstanding. The weighted average exercise price relating to these 4,400,000 warrants is approximately $.10 per share.

A summary of the Company’s stock warrant activity and related information for the years ended September 30, 2002 and 2001 is as follows:

                                                                Number of
                                                                 Warrants
                                                                ----------

       Balance at September 30, 2000                               400,000
            Granted                                              4,000,000
            Exercised                                                   --
            Cancelled                                                   --
                                                               -----------
       Balance at September 30, 2001                             4,400,000
            Granted                                                400,000
            Exercised                                                   --
            Cancelled                                                   --
                                                               -----------
       Balance at September 30, 2002                             4,800,000
                                                               ===========
9. Stock Options ------------- The Company has previously adopted the Lahaina Acquisitions, Inc. Stock Option Plan that is open to participation of all directors, employees and key consultants to the Company or any subsidiary or affiliate of the Company. Under the terms of the plan, not more than 20% of the Company's outstanding common shares of the are available to be optioned. Options are granted at not less than the fair market value of the underlying stock at the date of grant and generally vest ratably over periods specified in each individual option grant. Such options expire five years from the date of grant. Compensation expense will be recorded for grants to non-employees and consultants in accordance with SFAS No. 123. Employee stock options will be accounted for under APB 25 using the intrinsic value method. No compensation expense was recorded for the employee options issued during fiscal year 2002. A summary of the Company's stock option activity and related information for the years ended September 30, 2002 and 2001 follows:
                                                                                 Weighted
                                                                                 Average
                                                                Number of        Exercise
                                                                 Options           Price
                                                                ---------       ----------

       Balance at September 30, 2001                           4,751,182            1.05
                                                              ==========
       Exercisable at September 30, 2001                       3,562,870            0.93
                                                              ==========
       Exercisable at September 30, 2002                       4,503,450            0.52
                                                              ==========
       Shares available for grant at September 30, 2001          303,343
                                                              ==========
       Shares available for grant at September 30, 2002        1,830,397
                                                              ==========
The following table summarizes information about the Company’s stock options outstanding and exercisable by price range at September 30, 2002:

                     Weighted
      Options         Average                           Options
    Outstanding      Remaining                      Exercisable at
    at September    Contractual          Exercise    September 30
       2002             Life               Price         2002
    -----------   ----------------      --------    ------------

       678,880        3.76 years           1.50          243,033
        97,917        2.70 years           1.42          135,417
        25,000        1.47 years           1.20           25,000
       500,000        4.00 years           0.85          500,000
     2,000,000        3.82 years           0.54        2,000,000
     1,200,000        9.50 years           0.52        1,200,000
       400,000        4.50 years           0.40          400,000
    -----------                                       ----------
     4,901,797                                         4,503,450
    ===========                                       ==========
a. Pro Forma Information - Pro forma disclosure information regarding net income (loss) and income (loss) per common share is required by Statement 123, and has been determined as if the Company had accounted for its stock options and the Stock Purchase Plan under the fair value method of that Statement.

For purposes of pro forma disclosures only, the estimated fair value of the options is amortized to expense over the options’ vesting period. The fair value for all options was estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

Expected volatility 49.0% Risk-free interest rate 6.4% Expected life of options 5 years Expected dividend yield 0.0% 9. Stock Options (cont.) ------------- The weighted-average fair value per share of options granted during the years ended September 30, 2002 and 2001 was $0.03 and $0.05 per share, respectively. 2002 2001 Net income (loss) ----- ----- As reported ($3,284,557) $ 3,086,753 Pro forma (3,348,557) 2,987,753 Basic and diluted income (loss) per common share As reported $ (0.11) $ 0.14 Pro forma (0.11) 0.13 10. Merger Transactions ------------------- Effective October 1, 2000, The Company acquired United Capital Mortgage Corporation ("UCMC"), a 13-year old mortgage operation in a transaction accounted for as a purchase. UCMC, which is based in Denver, Colorado, had branch offices in Colorado, Nevada, and Florida and a wholesale operation in New York. The net purchase price of $3,050,000 consisted of cash of $852,325 less outstanding receivables from UCMC's prior shareholders; promissory notes totaling $1,147,675 and shares of common stock valued at $1,050,000 based on the average closing price for the period five days prior to closing. The values assigned to the assets and liabilities of UCMC were as follows:
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
                                                ==============
Effective July 2001, the Company entered into an agreement to partially modify the UCMC purchase agreement. Under the terms of the partial modification agreement, the Company agreed to cancel the outstanding principal and accrued interest balances of the promissory notes, of which they were in default, and issued warrants exercisable at $.001 to purchase 4,000,000 shares of the Company's common stock. In addition, the Company issued a total of 409,000 shares of stock to a prior stockholder of UCMC and other individuals in payment for services provided in connection with the acquisition. The value of these securities exceeded the value of the cancelled obligations resulting in additional goodwill of approximately $1,742,000. The Company acquired CKC on October 24, 2000 in a transaction which was also accounted for as a purchase. CKC which is based in Hershey, Pennsylvania provides construction financing. This acquisition was made to provide the Company with the opportunity to market construction financing for residential property. The net purchase price for this acquisition was $425,000 consisting of shares of common stock valued based on the average closing price for the period five days prior to closing. The values assigned to the assets and liabilities of CKC were as follows:

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
                                                ==============
11. Related Parties Transactions And Subsequent Events -------------------------------------------------- Several related entities and individuals were parties to transactions with the Company during the course of the year ended September 30, 2002. William D. McCord, former Chairman and CEO of the Company, continued to provide working capital funding for UCMC. There was no balance due to Mr. McCord at September 30, 2002. During the year, the Company continued to pledge its stock in UCMC to Mr. McCord for his agreement to continue extending working capital funds, originally in the amount of $500,000 and currently in the amount of $1,000,000, to UCMC and for his continuing guaranty of UCMC's warehouse line of credit with Residential Funding Corporation (RFC). The Company's original agreement to purchase the stock of UCMC included, as part of the calculation of the purchase price, $1,000,000 through delivery to the shareholders of UCMC at closing the number of shares of common stock of the Company that equaled $1,000,000 based on the market value as of the closing date, October 1, 2000. In addition, the Company guaranteed the shareholders of UCMC that, upon demand of the UCMC shareholders, one year from the date of closing the Company would additional shares as necessary to bring the value of its shares conveyed at closing to $1,000,000. During the year the shareholders of UCMC demanded the issuance of 566,364 shares and Mr. McCord accepted the designation to him of Lot #4, Swiss Aire Estates in lieu of 541,347 shares which had a value at the time of transfer of approximately $550,000. 124,511 shares remained to be issued at September 30, 2002 in accordance with the contract and its repricing provision. As a further part of the company's original agreement to purchase the stock of UCMC, the Company has an obligation to obtain Mr. McCord's release from his guaranty to RFC. To date, the Company has been unable to obtain such relief from RFC and Mr. McCord continues to hold the UCMC stock for his guaranty obligations to RFC. Furthermore, Mr. McCord has retained possession of the sharesof UCMC stock since the transaction closing in Denver on November 14, 2000. The stock was retained by Mr. McCord to secure payment of the purchase price and secure performance of obligations of the Company to him and for continuing guaranty of the UCMC warehouse line of credit with RFC. The Company obtained financing from Florian Homm, a director. The 7% note payable was secured by shares of the Company's common stock and had a balance of $625,000 at September 30, 2002. The note is due and payable as of February 14, 2003. In addition, Mr. Homm and other parties extended credit to UCMC totaling $1,000,000 which is due December 17, 2003 accruing interest at LIBOR plus 5.0% (minimum 10%); convertible to Company stock. The Company obtained financing from Joe McAdams, a director, and his related companies. The Company borrowed $600,000 secured by 2,400,000 shares of Company stock. The note was paid in full on September 9, 2002 and the shares of stock timely returned to the Company and cancelled subsequent to the year-end. The Company agreed to purchase a lot from a stockholder, William D. McCord as a part of a real estate restructuring by the Company. The lot was purchased for $550,000, the same price that McCord paid the Company for the lot in March 2002 as discussed previously. Mr. McCord financed the transaction via a note bearing interest at 7.5%. The note had a balance of $350,000 as of September 30, 2002. The Company sold its real property holdings to UCMC Real Estate I (UCMC REI), a wholly - owned subsidiary of UCMC, on September 9, 2002. The part of the transaction involving the Swiss Air residence was financed through a loan in the amount of $3,800,000 from UCMC through its warehouse line. The balance of the real estate was financed in a $1,850,000 transaction with an entity controlled by Joe McAdams, a director. The Company, UCMC and UCMC REI, have an agreement for the division of proceeds, if any, after payment of all debts and cost of sale, upon the sale of the property. During the year ended September 30, 2001, several related entities and individuals have been parties to transactions with the Company during the course of the year. L. Scott Demerau, former Chairman and CEO of the Company, Betty Sullivan, former COO of the Company, LJ Entertainment, LLC, Kingdom General, LLC, Judy Demerau (the mother of L. Scott Demerau and a principal in LJ Entertainment and Kingdom General, LLC) and Accent Associates, LLC, owned by Charles Demerau (the brother of L. Scott Demerau), provided short term funding for the Company. At September 30, 2001, the Company had an outstanding note payable to Scott Demerau of $120,000. Effective September 30,2001, Mr. Demerau entered into a severance agreement within the Company. As part of the agreement, Mr. Demerau agreed to convert a portion of existing related party debt owing to him and to cancel his employment agreement with the Company and the attendant obligations owing to him thereunder for 1,500,000 shares of common stock. Mr. Demerau also agreed to use the balance of his notes to reimburse a portion of his 2001 employee compensation, to cover other expense and to guarantee the Swiss Aire residential property lease payments through February 15, 2002. On September 30, 2001, the Company sold, subject to certain consents and approvals, AMSI to Accent Management Group, LLC. The president and stockholder of Accent Management Group is Betty Sullivan who previously served as chief operating officer and as a director of the Company. She resigned from these positions effective September 30, 2001. The consideration for this transaction includes issuance of 6% preferred stock with an aggregate par value of $1,775,000 and common stock equal to ten percent of the outstanding common stock interest in AMSI. In addition, AMSI agreed to cancel $2,262,500 of outstanding intercompany accounts owed by the Company to AMSI as of that date. This consideration results in a gain on the sale of approximately $450,000 which was realized during the quarter ended December 31, 2001. During fiscal 2002, the Company granted options to related parties to purchase shares of the Company's common stock at prices ranging from to per share. These options expire in . During fiscal 2001, the Company granted options to related parties to purchase 500,000 shares of the Company's common stock at a price of $0.85 per share. These options expire in 2006. 12. Commitments, Contingencies and Subsequent Events ------------------------------------------------ a. Leases - The Company leases office space and equipment under operating lease agreements. Future minimum lease payments on this noncancellable operating lease as of September 30, 2000 are as follows: Year Ending September 30, 2003 $1,124,077 2004 1,058,349 2005 1,066,432 2006 686,966 2007 422,964 Thereafter 199,755 ---------- $4,558,543 ========== Certain of these leases provide for payment of certain expenses by the Company. Rental expense charged to operations was $1,118,271 and $863,542 for the years ended September 30, 2002 and 2001, respectively. b. Legal proceedings - in January, 2002, a Consent Judgment was entered against the Company in the amount of approximately $1,252,000.00 for a guaranty issued by the Company on behalf of its then subsidiary, Accent Mortgage Service, Inc.("AMSI") for deficiencies on certain construction loans ("Mortgages")originated by AMSI that were pledged against a warehouse credit line. Subsequent to the date of filing the Consent Judgment, AMSI refinanced approximately $262,000 of Mortgages which has been repaid to the Judgment Creditor. On May 1, 2002, parties related to the Judgment Creditor received an arbitration award based on alleged defaults by the Company under a Settlement Agreement dated May 25, 2001 (the "Arbitration Award").On September 11, 2002, the parties entered into a Settlement Agreement whereby the Company, the Company's co-defendants in the Consent Judgment (the "Co-Defendants"), the Judgment Creditor and a related party to the Judgment Creditor agreed to the following: o The Company agreed to pay approximately $138,000 and the Judgment Creditor agreed to an offset of $135,000 owed by the Judgment Creditor to one of Co-Defendants against the Consent Judgment, reducing the Consent Judgment to approximately $836,000 as of the effective date of the Settlement Agreement. The amount due under the Consent Judgment (and the corresponding warehouse line of credit) pursuant to the Settlement Agreement is secured by approximately $400,000 of face value of Mortgages currently being serviced by AMSI. The proceeds of these Mortgages will be used to reduce the warehouse line of credit, and, correspondingly, the amount pursuant to the Settlement Agreement. o The Company agreed to pay $75,000 to a related party of the Judgment Creditor in partial satisfaction of the Arbitration Award. Another related party of the Judgment Creditor has agreed to indemnify the Company for any actions brought by the other related party of the Judgment Creditor to enforce the Arbitration Award. o A stockholder of the Company and Co-Defendant agreed to pledge 750,000 shares of the Company's common stock to the Judgment Creditor as security for the performance of the obligations of the Company and Co-Defendants under the terms of the Settlement Agreement. o Under the terms of the May Settlement Agreement, the Judgment Creditor delivered a non-recourse note to the Company in exchange for 475,000 shares of stock in the Company. Under the terms of the Settlement Agreement, the shares and the note were cancelled. o The Company further agreed to deliver to the related party of the Judgment Creditor for the benefit of the Judgment Creditor a two-year warrant to purchase 330,000 shares of the Company's common stock at an exercise price of $0.01 per share. o The Company further agreed to repurchase 300,000 shares of the Company's common stock from the Judgment Creditor over a period of 30 months at an aggregate cost of $645,000. In addition, the Company agreed that if certain property located in the state of Georgia was sold prior to the repurchase obligation being fulfilled, the net proceeds from the sale of the property would be used to pay the repurchase obligations. o The Company further agreed to transfer to the Judgment Creditor 100,000 shares of the Company's common stock that was being held as collateral under a pledge agreement. o A total of 574,400 shares of the Company's common stock were transferred or released to the Judgment Creditor. The Judgment Creditor will apply any proceeds received from the sale of these shares to reduce the amounts due pursuant to the Settlement Agreement. o Any funds received by the Judgment Creditor in excess of the amount due under the Settlement Agreement are to be applied to the Company's obligation to repurchase the 300,000 shares. o At such time as all of the obligations under the settlement agreement are satisfied, the Judgment Creditor will pay the Company $100,000, which amount may be reduced if the Company defaults under its repurchase obligations. The parties modified the Settlement Agreement on December 10, 2002, to provide for the assignment of the Mortgages being serviced by AMSI to the Company and the Judgment Creditor. Furthermore, the Judgment Creditor acknowledged that $40,000 had been received under the provisions of the Settlement Agreement related to the Mortgages and the Company and the Judgment Creditor scheduled the expected collections of the payoff proceeds of approximately $400,000 for the remaining Mortgages. The modification further released AMSI from any further obligations under the Settlement Agreement and the May 2001 Settlement Agreement. The Company believes that the proceeds from the Mortgages plus the stock being pledged by the Co-Defendant are sufficient to satisfy the amount due under the Settlement Agreement in full. In a separate action in May 2002, in the Superior Court of Fulton County, Georgia (GCA Strategic Investment Fund, Ltd. v. Richard Smyth, et. al. v. Lahaina Acquisitions, Inc. n/k/a UCAP Inc.) a guarantor (and third party plaintiff) was granted a summary judgment against the Company in the amount of $927,000. The Company has reserved for this matter. As previously reported on its quarterly report for the quarter ended March 31, 2002, the Company settled with GCA, the plaintiff. The Company has filed a notice of appeal with the Court of Appeals of Georgia, and is seeking reversal of the judgment, but did not provide a supersedes bond. As a result, there has been no stay of the judgment and the third party plaintiffs are currently pursuing collection efforts. The Company believes that it has meritorious legal and factual arguments for the success of the appeal. In connection with the above-referenced action, in December 2002, the trial court granted injunctive relief ordering the Company to turn over any United Capital Mortgage Corporation ("UCMC") stock that it may have in its possession on or before December 22, 2002. The Company filed a notice of appeal to the interlocutory injunction with the Supreme Court of Georgia and informed the court (by affidavit) that it did not have any UCMC stock in its possession because the stock had been previously been delivered to William McCord as security for a loan by McCord to the Company in the principal amount of $500,000, which was subsequently increased to $1,000,000 and for Mr. McCord's continuing guaranty of the UCMC warehouse line of credit with RFC. In addition, the third party plaintiffs have filed a motion for attorneys fees in the trial court in excess of $150,000. The motion remains pending. The Company received a demand letter from Forrest Young on or about December, 2002. Mr. Young alleges that the Company breached its employment agreement with Mr. Young and that the Company owes Mr. Young approximately $100,000 in accrued salary. The Company denies Mr. Young's allegations and believes that it has meritorious legal and factual arguments in this matter. The Company is engaged in various other litigation matters from time to time in the ordinary course of business. The Company will vigorously defend its position and believes the outcome of any litigation will not have a material effect on the Company 13. Employee Benefit Plans ---------------------- The Company utilizes a third-party Professional Employer Organization to provide certain employee benefits plans to its employees. Benefits available to employees include medical, dental, life insurance coverage and participation in a 401(k) retirement plan. The Company, at its discretion, will match employees contributions to the 401(k) plan up to specified levels. For the years ended September 30, 2002 and 2001, no contributions were made by the Company to the plan. 14. Segment Information ------------------- During the years ended September 30, 2002 and 2001,, the Company operated in two business segments: Mortgage Services and Real Estate Investment. A further description of each business segment along with the corporate services area follows: a. Mortgage Services - Provides mortgage banking origination services to consumers through several traditional branch offices located in Colorado, Florida, Nevada and New York. During the year ende September 30, 2001, the Company also provided mortgage brokerage origination services to consumers through several traditional branch offices located primarily in the Atlanta, Georgia metropolitan area. These services were discontinued effective September 30, 2001 in connection with the sale of AMSI (Note 11). b. Real estate division - This segment is a real estate investment organization engaged in the sale of real estate currently held by the Company. c. Corporate - Services include human resources, legal, accounting and various other of the Company's unallocated overhead charges. The accounting policies of the segments are the same as those described in Note 1, "Summary of Significant Accounting Policies." The Company evaluates performance based on revenues and operating income (loss) of the respective segments. There are no inter-segment revenues. The following sets forth certain financial information attributable to the Company's business segments as of September 30, 2002:

                                    Mortgage        Real Estate
                                    Services           Division       Corporate          Total
                                  -------------     -------------    -------------    -------------

Revenues                          $  19.384,305     $    550,000     $         --     $  19,934.205

Operating profit (loss)                 246,919          466,583       (2,182,864)       (1,469,362)

Depreciation and amortization           887,465               --               --           887,465

Identifiable assets                 133,573,206        6,221,587        2,406,203       142,200,996

Capital expenditures                    838,398          550,000               --         1,388,398
The following sets forth certain financial information attributable to the Company's business segments as of September 30, 2001:

                                    Mortgage        Real Estate
                                    Services           Division       Corporate          Total
                                  -------------     -------------    -------------    -------------
>

Revenues                          $  22,716,419     $  1,936,742     $         --     $  24,653,161

Operating profit (loss)               1,579,365        1,696,211       (1,786,769)        1,488,807

Depreciation and amortization           517,119               --           25,225           542,344

Identifiable assets                  80,874,801          938,926        9,282,529        91,096,256

Capital expenditures                     79,104              --                --            79,104
15. Income Per Common Share ----------------------- The following table sets forth the computation of basic and diluted income per share:
                                                               2002            2001

     Numerator:
           Net income (loss)                                  $(3,284,557)  $  3,086,753
                                                              ===========   ============

     Denominator:
           Denominator for basic loss per share-weighted
           average shares (including outstanding shares of
           redeemable common stock)                             29,301,889    22,326,512

    Effect on dilutive  securities:
           Employee  stock  options                              2,810,756           --
           Stock  purchase warrants                              4,800,000           --
                                                              ------------  ------------
              Denominator for diluted loss per share
               adjusted weighted                                36,912,645    22,326,512
                                                              ============  ============

         Net income (loss) per share - basic and diluted      $      (0.11) $       .014
                                                              ============  ============
The Company had 4,503,450 and 4,751,182 stock options and 4,800,000 and 4,400,000 stock purchase warrants outstanding at September 30, 2002 and 2001, respectively. The effect of these common stock equivalents would be anti-dilutive. ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE On July 6, 2000, Deloitte and Touche LLP resigned as principal accounting firm. On July 14, 2000, the Company filed a current report on Form 8-K with the Securities and Exchange Commission notifying the commission of Deloitte's action. On July 24, and September 27, 2000, the Company filed amendments on Form 8-K/A giving additional information about the change in accounting firms. On December 27, 2000 the Company filed an amendment on Form 8-K/A notifying the commission that Tauber and Balser, P.C. had been engaged as its principal accounting firm. The Company had no disagreements with Deloitte &Touche LLP on any substantive matters prior to their resignation. On November 14, 2001, the Company filed a current report on Form 8-K with the Securities and Exchange Commission notifying the commission that the Company had engaged Moore, Stephens, Frost, P.C. as its principal accounting firm. On December 7, 2001 the Company filed amendments on Form 8-K/A giving additional information about the change in accounting firms. The Company had no disagreements with Tauber &Balser, P.C. on any substantive matters prior to their resignation. PART III. ITEM 10. The information required to be provided in Item 10 is incorporated by reference from the Company's Definitive 2002 Proxy Statement or amendment fo this Annual Report on Form 10-K/A which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year. ITEM 11. The information required to be provided in Item 11 is incorporated by reference from the Company's Definitive 2002 Proxy Statement or amendment fo this Annual Report on Form 10-K/A which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year. ITEM 12. The information required to be provided in Item 12 is incorporated by reference from the Company's Definitive 2002 Proxy Statement or amendment fo this Annual Report on Form 10-K/A which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year. ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Several related entities and individuals were parties to transactions with the Company during the course of the year ended September 30, 2002. William D. McCord, former Chairman and CEO of the Company, continued to provide working capital funding for United Capital Mortgage Corporation, Inc., (UCMC) a wholly owned subsidiary of the Company. There was no balance due to Mr. McCord at September 30, 2002. During the year, the Company agreed to further pledge its stock in UCMC to Mr. McCord for his agreement to continue extending working capital funds, originally in the amount of $500,00 and currently in the amount of $1,000,000, to UCMC and for his continuing guaranty of UCMC's warehouse line of credit with Residential Funding Corporation (RFC). The original Stock Purchase Agreement (the "Agreement") to purchase the stock of UCMC included, as part of the calculation of the purchase price, a payment of $1,000,000 through delivery to the shareholders of UCMC at closing the number of shares of common stock of the Company that equaled $1,000,000 based on the market value as of the effective date of closing. The Company guaranteed to the shareholders of UCMC that on the first anniversary date the Company would issue additional shares as necessary to bring the value of its shares conveyed at closing to $1,000,000. During the year and based on the guaranty, the former UCMC shareholders demanded the issuance of an additional 566,364 shares. Mr. McCord accepted the conveyance of Lot 4, Swiss Aire Estates, Forsyth County, Georgia in lieu of 541,347 shares which had a value at the time of transfer of approximately $550,000. There remains 124,511 shares to be issued at September 30, 2002 in accordance with the Agreement and its repricing provision. The Agreement also requires the Company to obtain Mr. McCord's release from his guaranty to RFC. To date, the Company has been unable to obtain such release from RFC and Mr. McCord continues to hold the UCMC stock as security for his guaranty obligations to RFC and the obligations of the Company under the Agreement. The Company obtained financing from Florian Homm, a director. The note bears interest at 7% per annum and was secured by shares of the Company's common stock. The note balance was $625,000 at September 30, 2002. The note is due and payable as of February 14, 2003. In addition, Mr. Homm and other parties extended credit to UCMC totaling $1,000,000 which is due December 17, 2003 accruing interest at LIBOR plus 5.0% (minimum 10%) and is convertible to common stock. The Company obtained financing from an entity controlled by Joe McAdams, a director. The Company borrowed $600,000 secured by 2,400,000 shares of Company stock. The note was paid in full on September 9, 2002 and the shares of stock were timely returned to the Company and cancelled. The Company agreed to purchase Lot 4 from Mr. McCord as a part of a real estate restructuring by the Company. Lot 4 was purchased for $550,000, the same price that McCord paid the Company. Mr. McCord financed the transaction via a note bearing interest at 7.5%. The note had a balance of $350,000 as of September 30, 2002. The Company sold its real property holdings to UCMC Real Estate I (UCMC REI), a wholly owned subsidiary of UCMC, on September 9, 2002 and refinanced the existing debt on the properties. A portion of the refinancing in the amount of $3,800,000 was made by UCMC from its warehouse line. The balance of $1,850,000 transaction was financed by an entity controlled by Joe McAdams, a director. The Company, UCMC and UCMC REI, have an agreement for the division of proceeds, if any, after payment of all debts and cost of sale, upon the sale of the property. Several related entities and individuals were parties to transactions with the Company during the course of the year ended September 30, 2001. L. Scott Demerau, former Chairman and CEO of the Company, Betty Sullivan, former COO of the Company, LJ Entertainment, LLC, Kingdom General, LLC, Judy Demerau (the mother of L. Scott Demerau and a principal in LJ Entertainment and Kingdom General, LLC) and Accent Associates, LLC, owned by Charles Demerau (the brother of L. Scott Demerau), provided short term funding for the Company. At September 30, 2001, the Company had an outstanding note payable to Scott Demerau of $120,000. Effective September 30,2001, Mr. Demerau entered into a severance agreement within the Company. As part of the agreement, Mr. Demerau agreed to convert a portion of existing related party debt owing to him and to cancel his employment agreement with the Company and the attendant obligations owing to him thereunder for 1,500,000 shares of common stock. Mr. Demerau also agreed to use the balance of his notes to reimburse a portion of his 2001 employee compensation, to cover other and to guarantee the Swiss Air residential property lease payments through February 15, 2002. On September 30, 2001, the Company sold, subject to certain consents and approvals, AMSI to Accent Management Group, LLC. The president and stockholder of Accent Management Group is Betty Sullivan who previously served as chief operating officer and as a director of the Company. Ms. Sullivan resigned from these positions effective September 30, 2001. The consideration for this transaction was the issuance of 6% preferred stock with an aggregate par value of $1,775,000 and common stock equal to ten percent of the outstanding common stock interest in AMSI. In addition, AMSI agreed to cancel $2,262,500 of outstanding intercompany accounts owed by the Company to AMSI as of that date. This consideration results in a gain on the sale of approximately $450,000 which was realized during the quarter ended December 31, 2001. During fiscal 2002, the Company granted options to related parties to purchase 2,850,000shares of the Company's common stock at prices ranging from $0.40 to $0.75 per share. These options expire at dates between 2007 and 2012 . During fiscal 2001, the Company granted options to related parties to purchase 500,000 shares of the Company's common stock at a price of $0.85 per share. These options expire in 2006. PART IV ITEM 14. CONTROLS AND PROCEDURES (a) Evaluation of disclosure controls and procedures. Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that the Company has designed to ensure that it records, processes, summarizes and reports in a timely manner the information the Company must disclose in its reports filed under the Securities Exchange Act. Daniel Moudy, President and Chief Executive Officer and J. Lynn Bradley, Chief Financial Officer, reviewed and participated in this evaluation. Base on this evaluation, Messrs. Moudy and Bradley concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective. (b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies an material weakness. ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (a) The following documents are filed as part of this report: (1) (a) Consolidated Financial Statements: Report of Moore, Stephens, Frost, Independent Auditors Consolidated Balance Sheets at September 30, 2002 and 2001 Consolidated Statements of Income for the year ended September 30, 2002 and for the year ended September 30, 2001 Consolidated Statements of Stockholders' Deficit for the year ended September 30, 2002
Consolidated Statements of Cash Flows for the year ended September 30, 2002 and for the year ended September 30, 2001

Notes to Consolidated Financial Statements (2) Exhibits EXHIBIT NO. DESCRIPTION OF EXHIBIT ----------- ---------------------- 3.1 Amended and Restated Articles of Incorporation.(1) 3.2 Bylaws of the Company.(1) 3.3 Second Amendment to Articles of Incorporation of Lahaina Acquisitions, Inc. (2) 3.4 Third amendment to the Artiles of Inforporation of Lahaina Acquisitions, Inc. 4.1 Form of Stock Certificate.(1) 10.1 Asset Purchase Agreement dated February 25, 2000 by and among Paradigm Mortgage Associates, Inc., C. W. Robert Harrell, Paul H. Halter, Jr., and Accent Acquisitions I, Co. (3) 10.2 First Amendment to Asset Purchase Agreement dated March 20, 2000 by and among Paradigm Mortgage Associates, Inc., C. W. Robert Harrell, Paul H. Halter, Jr., and Accent Acquisitions, I, Co. (3) 10.3 Escrow Agreement by and among Accent Acquisitions I, Co, Paradigm Mortgage Associates, Inc. and Kutak Rock LLP. (3) 10.4 Second Amendment to Asset Purchase Agreement by and between Paradigm Mortgage Associates, Inc. and Lahaina Acquisitions, I, Co. (4) 10.5 Stock Purchase Agreement dated October 24, 2000 and effective October 1, 2000 by and among Lahaina Acquisitions, Inc., United Capital Mortgage Corporation, William D. McCord, Annika K. Clark and the Estate of Jonathan Clark (5) 10.6 Agreement of Purchase and Sale dated October 1, 2000 by and among Lahaina Acquisitions, Inc., CKC General, Inc., Cross Keys Capital, L.P., Frank Demarino, Robert G. Devlin, Frank A. Oliverio and Carmen P. Romano (9) 10.7 Partial Modification Agreement dated July 27,2001 by and between Lahaina Acquisitions, Inc., William D. McCord and Dan Moudy (6) 10.8 Severance Agreement between L. Scott Demerau and Lahaina Acquisitions, Inc. dated September 30, 2001 (7) 21 Subsidiaries of the Registrant 23.1 Consent of Moore Stephens Frost 27 Financial Data Schedule (for SEC use only) 99.1 The Lahaina Acquisitions, Inc. Amended and Restated Stock Plan(8) 99.2 Certification by Dan Moudy, President and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adpoted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 99.3 Certification by J. Lynn Bradley, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adpoted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1) Incorporated by reference to the Registration Statement on Form 10, filed December 29, 1995. (2) Incorporated by reference to the Company's Annual Report on Form 10-K filed with Commission on February 15, 2001 (3) Incorporated by reference to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the commission on March 31, 2000. (4) Incorporated by reference to the Company's Current Report on Form 8-K/A dated March 31, 2000 and filed with the commission on June 5, 2000. (5) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on November 21, 2000 (6) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on December 14, 2001 (7) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Commission on January 2, 2002 (8) Incororated by reference to teh Company's Definitive Proxy Statement on Schedule 14A filed with the Commission on May 28, 2002 (9) To be filed by amendment (b) Reports on Form 8-K. Current Report on Form 8-K dated July 24, 2002 and filed with the commission on July 24, 2002 disclosing the results of it's annual meeting held on July 18, 2002. SIGNATURES Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. LAHAINA ACQUISITIONS, INC. (Registrant) Dated: January 13, 2003 By: /s/ Dan E. Moudy -------------------- Dan E. Moudy President and Chief Executive Officer Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
              SIGNATURE                                    TITLE                                    DATED
          ----------------                            ---------------                            -----------

         /s/ Dan E. Moudy             President, Chief Executive Officer, Chairman            January 13, 2003
         --------------------         Director (Principal Executive Officer)
         Dan E. Moudy

         /s/ H. Lee Hasting, III      Director                                                January 13, 2003
         -----------------------
         H. Lee Hastings, III

         /s/ Charles Hakala           Director                                                January 13, 2003
         --------------------
         Charles Hakala

         /s/ Robert E. Altenbach      Director                                                January 13, 2003
         ----------------------
         Robert E. Altenbach

         /s/ Joe McAdams              Director                                                January 13, 2003
         ---------------------
         Joe McAdams

         /s/ David Colwell            Director                                                January 13, 2003
         ---------------------
         David Colwell

         /s/ Florian Homm             Director                                                 January 13, 2003
         ---------------
         Florian Homm
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 In connection with the Annual Report on Form 10-KSB of UCAP Incorporated for the fiscal year ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Daniel Moudy, President and Chief Executive Officer of registrant, certify, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant toss.302 of the Sarbanes-Oxley Act of 2002, that: (1) I have reviewed this annual report on Form 10-KSB of UCAP Incorporated; (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in al material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report; and (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function): (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and (6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Dated: January 13, 2002 By: /s/ Dan Moudy ------------------ Dan Moudy President and Chief Executive Officer This certification accompanies this Annual Report on Form 10-KSB pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 In connection with the Annual Report on Form 10-KSB of UCAP Incorporated for the fiscal year ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, J. Lynn Bradley, Chief Financial Officer of registrant, certify, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant toss.302 of the Sarbanes-Oxley Act of 2002, that: (1) I have reviewed this annual report on Form 10-KSB of UCAP Incorporated; (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in al material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report; and (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function): (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and (6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Dated: January 13, 2002 By: /s/ J. Lynn Bradley ---------------------------- J. Lynn Bradley Chief Financial Officer This certification accompanies this Annual Report on Form 10-KSB pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. EX-21 Subsidiaries EX-21 SUBSIDIARIES OF THE REGISTRANT United Capital Mortgage Corporation Colorado EX-23 Consents EX-23-1 CONSENT OF INDEPENDENT AUDITORS The Board of Directors UCAP, Incorporated

We consent to the inclusion of our report dated December 20, 2002, with respect to the consolidated balance sheets of UCAP, Incorporated and Subsidiaries as of September 30, 2002 and September 30, 2001 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, which report has been included in the Form 10 KSB of UCAP, Incorporated.

MOORE STEPHENS FROST Little Rock, Arkansas January 14, 2003 Exhibit 3.4 THIRD AMENDMENT TO ARTICLES OF INCORPORATION OF LAHAINA ACQUISITIONS, INC. Lahaina Acquisitions, Inc. (the "Corporation"), a Colorado corporation formed pursuant to those certain Articles of Incorporation (as amended, the "Articles of Incorporation") filed of record with the Colorado Secretary of State on April 5, 1989, does hereby certify that: I. The name of the Corporation is LAHAINA ACQUISITIONS, INC. II. The Board of Directors of the Corporation, by written consent in lieu of a meeting, has duly adopted and approved this Third Amendment to Articles of Incorporation as of the 26th day of April, 2002. III. The Articles of Incorporation shall be amended by the deletion of Article I in its entirety and by substituting the following therefor: "ARTICLE I NAME The name of the corporation shall be UCAP Incorporated." IV. The number of votes cast for the amendment(s) by each voting group entitled to vote separately on the amendment was sufficient for approval by that voting group. IN WITNESS WHEREOF, Lahaina Acquisitions, Inc. has caused this Third Amendment to Articles of Incorporation to be executed by its duly authorized officer as of the ___ day of ___________________, 2002. LAHAINA ACQUISITIONS, INC. By: Name: Title: ATTEST: Name: Title: