Form 10KSB/A
period 2002-09-30
UCAP INC
filed 2003-01-29
CIK 855684

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-KSB/A [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2002 OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to_________ Commission file number: 0-27480 UCAP, INCORPORATED (Formerly Lahaina Acquisitions, Inc.) (Exact name of Registrant as specified in its charter) COLORADO 84-1325695 --------------- ------------------ (State or other (I.R.S. Employer jurisdiction of Identification No.) incorporation or organization) 14001 East Iliff Avenue, Suite 704 Denver, CO 80014 -------------------------------------------------- (Address of principal executive offices) Registrant's telephone number, including area code: (303) 696-1700 Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( ) Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. (X) Based on the market price for the Registrant's common stock of $0.68 on January 10, 2003, the aggregate market value of the voting stock held is approximately $23,414,854. The number of outstanding shares of Common Stock, No Par Value, of the Registrant as of January 10, 2003 was 34,433,609. DOCUMENTS INCORPORATED BY REFERENCE 2 LAHAINA ACQUISITIONS, INC. INDEX TO FORM 10-KSB/A Page PART II ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA PART III ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ITEM 11. EXECUTIVE COMPENSATION ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PART IV ITEM 14. EXHIBITS SIGNATURES 3 FORWARD-LOOKING STATEMENTS With the exception of historical information, the matters discussed in this amendment to the Company's Annual Report on Form 10-KSB/A include forward-looking statements. Those statements relate to dividends; business plans, programs and trends; results of future operations; uses of future earnings; satisfaction of future cash requirements; funding of future growth; acquisition plans; and other matters. Words or phrases such as "will," "hope," "expect," "intend," "plan" or similar expressions generally are intended to identify forward-looking statements. Those statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein. The principal risks and uncertainties that may affect the Company's actual performance and results of operations include the following: general economic conditions and interest rates; adverse weather; changes in property taxes and energy costs; changes in federal income tax laws and federal mortgage financing programs; governmental regulation; changes in governmental and public policy; changes in economic conditions specific to one or more of the Company's markets and businesses; competition; availability of raw materials; and unexpected operations difficulties. Other risks and uncertainties may also affect the outcome of the Company's actual performance and results of operations. Readers are cautioned not to place undue reliance on the forward-looking statements made in, or incorporated by reference into, this amendment to the Company's Annual Report on Form 10-KSB/A or in any document or statement referring to this amendment to the Company's Annual Report on Form 10-KSB/A. PART II. ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEPENDENT AUDITORS' REPORT UCAP, INCORPORATED AND SUBSIDIARIES September 30, 2002 and 2001 Consolidated Financial Statements With Independent Auditors' Report Independent Auditors' Report The Board of Directors and Stockholders UCAP, Incorporated and Subsidiaries Denver, Colorado We have audited the accompanying consolidated balance sheets of UCAP, Incorporated and Subsidiaries as of September 30, 2002 and September 30, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UCAP, Incorporated and Subsidiaries as of September 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. MOORE STEPHENS FROST Little Rock, Arkansas December 20, 2002 UCAP, INCORPORATED AND SUBSIDIARIES Consolidated Balance Sheets September 30, 2002 and 2001
       ASSETS                                                        2002                 2001
                                                                 ------------         ------------

Cash                                                             $   258,562          $    850,665
Real estate held for sale                                          6,221,587             7,995,000
Real estate held for development                                          --               255.169
Mortgage loans held for sale, net                                124,042,286            72,221,049
Property and equipment, net                                        1,264,439               633,571
Mortgage Fees Receivable                                           3,982,001             1,975,662
Investment securities                                                     --             1,872,405
Due from related party                                                 9,037                47,224
Goodwill, net                                                      3,504,716             4,342,777
Deferred income tax benefit                                        2,500,000               460,000
Other assets                                                         418,368               442,734
                                                                ------------          ------------
Total assets                                                    $142,200,996          $ 91,096,256
                                                                ============          ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses                        $  3,825,398          $  1,539,096
   Accrued interest payable                                          272,636             1,232,768
   Notes payable - warehouse line                                125,767,938            71,265,897
   Notes payable                                                          --             6,230,902
   Notes payable related parties and stockholders                  3,825,000               120,000
                                                                ------------          ------------
         Total liabilities                                       133,690,972           80,388,663
                                                                ------------          ------------
Stockholders' equity:
   Preferred series B convertible stock, 2,000,000 shares
     authorized, 1,650,000 shares issued and outstanding           1,650,000             1,650,000
   Common stock, no par value; 800,000,000 shares
     authorized, 33,677,306 and 24,856,283 shares issued
     and outstanding respectively                                         --                    --
   Additional paid-in capital                                     10,200,390             9,113,402
   Accumulated equity (deficit)                                   (3,340,366)              (55,809)
                                                                ------------           ------------
         Total stockholders' equity                                8,510,024            10,707,593
                                                                ------------           ------------
         Total liabilities and stockholders' equity             $142,200,996           $91,096,256
                                                                ============           ============
The accompanying notes are an integral part of these consolidated financial statements. UCAP, INCORPORATED AND SUBSIDIARIES Consolidated Statements of Operations For the Years Ended September 30, 2002 and 2001

                                                                     2002                 2001
                                                                 ------------         ------------

Revenue:
 Mortgage service income                                         $ 19,384,305         $ 22,491,419
 Sales of real estate                                                 550,000            2,161,742
                                                                 ------------         ------------
Total revenue                                                      19,934,305           24,653,161
                                                                 ------------         ------------
Operating expenses:
 Commissions                                                        3,562,317           10,301,450
 Salaries and employee benefits                                     6,725,634            5,004,258
 General and administrative                                         8,154,692            5,391,067
 Cost of real estate sold                                              81,000               60,982
 Professional fees                                                    751,250              935,383
 Occupancy expense                                                  1,226,136              863,542
 Amortization of goodwill                                                  --              328,441
 Writedown of goodwill on Cross Keys                                  758,061                   --
 Depreciation and amortization                                        129,404              213,903
 Writedown of real estate held for sale                             2,497,582                   --
 Property taxes                                                        15,173               65,328
                                                                 ------------         ------------
Total operating expenses                                           23,901,249           23,164,354
                                                                 ------------         ------------
Operating income (loss)                                            (3,966,944)           1,488,807
                                                                 ------------         ------------
Other income (expense):
 Writedown of investment securities                                (1,872,405)                  --
 Other income, net                                                    609,422            1,716,282
 Interest expense                                                     (94,630)            (578,336)
                                                                 ------------         ------------
                                                                   (1,357,613)           1,137,946
                                                                 ------------         ------------
Income (loss) before income tax provision (benefit)                (5,324,557)           2,626,753

Income tax provision (benefit)                                     (2,040,000)            (460,000)
                                                                 ------------         ------------
Net income (loss)                                                $ (3,284,557)         $ 3,086,753
                                                                 ============         ============

Basic and diluted income (loss) per common share                 $      (0.11)         $      0.14
                                                                 ============         ============

Weighted average common shares outstanding -
 basic and diluted                                                 29,301,889           22,326,512
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
                                                                                ============        ============
The accompanying notes are an integral part of these consolidated financial statements. UCAP, INCORPORATED AND SUBSIDIARIES Notes to Consolidated Financial Statements September 30, 2002 and 2001 1. Summary of Significant Accounting Policies ------------------------------------------
a. Organization and nature of operations - UCAP, Incorporated and Subsidiaries (the “Company””) is a multi-state provider of mortgage lending and brokerage services to consumers and also holds certain investments in real estate. Prior to July 18, 2002, the Company operated under the name of Lahaina Acquisitions, Inc. Effective as of that date, the stockholders of the Company voted to change the name of the Company to UCAP, Incorporated. During the year ended September 30, 2002, the Company’s operations consisted of a mortgage lending division (“United Capital Mortgage Corporation” or “UCMC”)and a real estate investment division (“UCMC Real Estate I or “UCMC REI”). UCMC is a residential mortgage lender, providing mortgage lending services to consumers through a total of twelve traditional offices located in Colorado, Nevada and Florida as well as through its wholesale operations in New York, Florida, Nevada, Colorado and New Mexico. AMSI was a residential mortgage broker, providing mortgage brokerage services to consumers through several branch offices located primarily in the Atlanta, Georgia metropolitan area. During the year ended September 30, 2001, AMSI had approximately 30 branches. UCMC REI is a real estate investment organization engaged in the sale of real estate. Effective September 30, 2001, subject to certain consents and approvals, as further discussed in Note 11, the Company sold its mortgage brokerage division.

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

l. Goodwill - Goodwill represents the excess of cost over the net assets of acquired businesses. Effective October 1, 2001, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” which eliminated the requirementfor systematic amortization of goodwill and replaces it with a requirement to evaluate goodwill for impairment on at least an annual basis. Prior to October 1, 2001, goodwill was being amortized by the straight-line method over periods ranging from ten to fifteen years. The changes in the carrying amount of goodwill for the year ended September 30, 2002, are as follows:

                                           Mortgage           Real Estate
                                           Services            Division                 Total
                                           --------           -----------              -------
         Balance as of October 1, 2001    $4,342,777          $     -                $4,342,777

         Goodwill written off related to
            sale of subsidiary              (80,000)               -                   (80,000)

         Impairment loss                   (758,061)               -                  (758,061)
                                          ----------          -----------            ----------
         Balance as of September 30, 2002 $3,504,716          $     -                $3,504,716
                                          ==========          ===========            ==========
Due to competition in the lending industry and changes in the Company’s business plan, management has determined that the remaining unamortized goodwill associated with CKC should be written off via an impairment loss during the year ended September 30, 2002.

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

                                                2002            2001
                                                ----            ----
         Reported net income (loss)       $(3,284,557)      $3,086,753

         Add back: Goodwill amortization           -           328,441
         Add back: Impairment loss            758,061               -
                                          ------------      ----------
         Adjusted net income              $(2,526,496)      $3,415,194
                                          ============      ==========

         Basic earnings per share:
           Reported net income (loss)     $     (0.11)      $     0.14
           Goodwill amortization                    -             0.01
           Impairment loss                       0.03                -
                                          -----------       ----------
                                          $     (0.08)      $     0.15
                                          ===========       ==========
m. Income per common share - Basic income per common share is computed based on net income divided by the weighted average number of common shares outstanding. Diluted income per common share is computed based on net income divided by the weighted average number of common and potential common shares. Common share equivalents include those related to stock options, convertible notes, and warrants; however, such common share equivalents are anti-dilutive and therefore are excluded for purposes of calculating dilutive income per common share. 1. Summary of Significant Accounting Policies (cont.) ------------------------------------------ n. Stock option plan - The Company accounts for its stock option and employee stock purchase plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" ("APB 25"). In accordance with APB 25, no compensation expense has been recognized because the exercise price of the Company's stock options equals the market value of the underlying stock on the date of the grant. The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Note 9 to the consolidated financial statements contains a summary of the pro forma effects to reported net income and net income per share for the years ended September 30, 2002 and 2001 as if the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123. n. Income taxes - The Company utilizes the liability method of accounting for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets or liabilities are determined based upon the difference between the values of the assets and liabilities as reflected in the financial statements and their related tax basis at enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. p. Advertising cost - The Company expenses advertising costs as they are incurred. 2. Real Estate Held for Development and Sale ----------------------------------------- Real estate held for development at September 30, 2002 and 2001 consisted of the following:
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

7. Income Taxes ------------ At September 30, 2002 and 2001, income taxes consisted of the following: 2002 2001 ---- ---- Current provision $ -- $ -- Deferred benefit (1,693,557) 1,005,784 Change in valuation allowance (346,443) (1,465,784) ---------- ---------- $ (2,040,000) $ (460,000) ========== ==========
Income tax expense differs from income taxes at the federal statutory rates for the following reasons:

2002 2001 ---- ---- Income tax expense (benefit) Computed at the federal $(1,810,349) $ 893,096 statutory rate State income taxes (benefit) (228,423) 112,688 net of federal benefit Change in valuation reserve - (1,465,784) Other (1,228) - ---------- --------- Actual income tax expense (benefit) $(2,040,000) $ (460,000) ========== =========
Deferred income tax assets and the related valuation result principally from the potential tax benefits of net operating loss carryforwards.

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
                                                                                 Weighted
                                                                                 Average
                                                                Number of        Exercise
                                                                 Options           Price
                                                              ----------        ----------
       Balance at September 30, 2000                           1,407,500            1.48
               Granted                                         4,504,500            0.75
               Exercised                                         (53,125)             --
               Canceled                                       (1,107,693)           1.47
                                                              ----------
       Balance at September 30, 2001                           4,751,182            1.05
               Granted                                         2,800,000            0.80
               Exercised                                              --              --
               Canceled                                       (2,649,385)           1.05
                                                              ----------
       Balance at September 30, 2002                           4,901,797            0.91
                                                              ==========
       Exercisable at September 30, 2001                       3,778,100            0.93
                                                              ==========
       Exercisable at September 30, 2002                       4,503,450            0.52
                                                              ==========
       Shares available for grant at September 30, 2001          303,343
                                                              ==========
       Shares available for grant at September 30, 2002        1,830,397
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
                                                ==============
11. Related Parties Transactions And Subsequent Events -------------------------------------------------- Several related entities and individuals were parties to transactions with the Company during the course of the year ended September 30, 2002. William D. McCord, former Chairman and CEO of United Capital Mortgage Corporation, Inc., (UCMC) a wholly owned subsidiary of the Company, continued to provide working capital funding for UCMC . There was no balance due to Mr. McCord at September 30, 2002. During the year, the Company agreed to further pledge its stock in UCMC to Mr. McCord for his agreement to continue extending working capital funds, originally in the amount of $500,00 and currently in the amount of $1,000,000, to UCMC and for his continuing guaranty of UCMC's warehouse line of credit with Residential Funding Corporation (RFC). The original Stock Purchase Agreement (the "Agreement") to purchase the stock of UCMC included, as part of the calculation of the purchase price, a payment of $1,000,000 through delivery to the shareholders of UCMC at closing the number of shares of common stock of the Company that equaled $1,000,000 based on the market value as of the effective date of closing. The Company guaranteed to the shareholders of UCMC that on the first anniversary date the Company would issue additional shares as necessary to bring the value of its shares conveyed at closing to $1,000,000. During the year and based on the guaranty, the former UCMC shareholders demanded the issuance of an additional 566,364 shares. Mr. McCord accepted the conveyance of Lot 4, Swiss Aire Estates, Forsyth County, Georgia in lieu of 541,347 shares which had a value at the time of transfer of approximately $550,000. There remains 124,511 shares to be issued at September 30, 2002 in accordance with the Agreement and its repricing provision. The Agreement also requires the Company to obtain Mr. McCord's release from his guaranty to RFC. To date, the Company has been unable to obtain such release from RFC and Mr. McCord continues to hold the UCMC stock as security for his guaranty obligations to RFC and the obligations of the Company under the Agreement. The Company obtained financing from Florian Homm, a director. The note bears interest at 7% per annum and was secured by shares of the Company's common stock. The note balance was $625,000 at September 30, 2002. The note is due and payable as of February 14, 2003. In addition, Mr. Homm and other parties extended credit to UCMC totaling $1,000,000 which is due December 17, 2003 accruing interest at LIBOR plus 5.0% (minimum 10%) and is convertible to common stock. The Company obtained financing from an entity controlled by Joe McAdams, a director. The Company borrowed $600,000 secured by 2,400,000 shares of Company stock. The note was paid in full on September 9, 2002 and the shares of stock were timely returned to the Company and cancelled. The Company agreed to purchase Lot 4 from Mr. McCord as a part of a real estate restructuring by the Company. Lot 4 was purchased for $550,000, the same price that McCord paid the Company. Mr. McCord financed the transaction via a note bearing interest at 7.5%. The note had a balance of $350,000 as of September 30, 2002. The Company sold its real property holdings to UCMC Real Estate I (UCMC REI), a wholly owned subsidiary of UCMC, on September 9, 2002 and refinanced the existing debt on the properties. A portion of the refinancing in the amount of $3,800,000 was made by UCMC from its warehouse line. The balance of $1,850,000 transaction was financed by an entity controlled by Joe McAdams, a director. The Company, UCMC and UCMC REI, have an agreement for the division of proceeds, if any, after payment of all debts and cost of sale, upon the sale of the property. Several related entities and individuals were parties to transactions with the Company during the course of the year ended September 30, 2001. L. Scott Demerau, former Chairman and CEO of the Company, Betty Sullivan, former COO of the Company, LJ Entertainment, LLC, Kingdom General, LLC, Judy Demerau (the mother of L. Scott Demerau and a principal in LJ Entertainment and Kingdom General, LLC) and Accent Associates, LLC, owned by Charles Demerau (the brother of L. Scott Demerau), provided short term funding for the Company. At September 30, 2001, the Company had an outstanding note payable to Scott Demerau of $120,000. Effective September 30,2001, Mr. Demerau entered into a severance agreement within the Company. As part of the agreement, Mr. Demerau agreed to convert a portion of existing related party debt owing to him and to cancel his employment agreement with the Company and the attendant obligations owing to him thereunder for 1,500,000 shares of common stock. Mr. Demerau also agreed to use the balance of his notes to reimburse a portion of his 2001 employee compensation, to cover other and to guarantee the Swiss Air residential property lease payments through February 15, 2002. On September 30, 2001, the Company sold, subject to certain consents and approvals, AMSI to Accent Management Group, LLC. The president and stockholder of Accent Management Group is Betty Sullivan who previously served as chief operating officer and as a director of the Company. Ms. Sullivan resigned from these positions effective September 30, 2001. The consideration for this transaction was the issuance of 6% preferred stock with an aggregate par value of $1,775,000 and common stock equal to ten percent of the outstanding common stock interest in AMSI. In addition, AMSI agreed to cancel $2,262,500 of outstanding intercompany accounts owed by the Company to AMSI as of that date. This consideration results in a gain on the sale of approximately $450,000 which was realized during the quarter ended December 31, 2001. During fiscal 2002, the Company granted options to related parties to purchase 2,850,000shares of the Company's common stock at prices ranging from $0.40 to $0.75 per share. These options expire at dates between 2007 and 2012 . During fiscal 2001, the Company granted options to related parties to purchase 500,000 shares of the Company's common stock at a price of $0.85 per share. These options expire in 2006. 12. Commitments, Contingencies and Subsequent Events ------------------------------------------------ a. Leases - The Company leases office space and equipment under operating lease agreements. Future minimum lease payments on this noncancellable operating lease as of September 30, 2000 are as follows: Year Ending September 30, 2003 $1,124,077 2004 1,058,349 2005 1,066,432 2006 686,966 2007 422,964 Thereafter 199,755 ---------- $4,558,543 ========== Certain of these leases provide for payment of certain expenses by the Company. Rental expense charged to operations was $1,118,271 and $863,542 for the years ended September 30, 2002 and 2001, respectively. b. Legal proceedings - in January, 2002, a Consent Judgment was entered against the Company in the amount of approximately $1,252,000.00 for a guaranty issued by the Company on behalf of its then subsidiary, Accent Mortgage Service, Inc.("AMSI") for deficiencies on certain construction loans ("Mortgages")originated by AMSI that were pledged against a warehouse credit line. Subsequent to the date of filing the Consent Judgment, AMSI refinanced approximately $262,000 of Mortgages which has been repaid to the Judgment Creditor. On May 1, 2002, parties related to the Judgment Creditor received an arbitration award based on alleged defaults by the Company under a Settlement Agreement dated May 25, 2001 (the "Arbitration Award").On September 11, 2002, the parties entered into a Settlement Agreement whereby the Company, the Company's co-defendants in the Consent Judgment (the "Co-Defendants"), the Judgment Creditor and a related party to the Judgment Creditor agreed to the following: o The Company agreed to pay approximately $138,000 and the Judgment Creditor agreed to an offset of $135,000 owed by the Judgment Creditor to one of Co-Defendants against the Consent Judgment, reducing the Consent Judgment to approximately $836,000 as of the effective date of the Settlement Agreement. The amount due under the Consent Judgment (and the corresponding warehouse line of credit) pursuant to the Settlement Agreement is secured by approximately $400,000 of face value of Mortgages currently being serviced by AMSI. The proceeds of these Mortgages will be used to reduce the warehouse line of credit, and, correspondingly, the amount pursuant to the Settlement Agreement. o The Company agreed to pay $75,000 to a related party of the Judgment Creditor in partial satisfaction of the Arbitration Award. Another related party of the Judgment Creditor has agreed to indemnify the Company for any actions brought by the other related party of the Judgment Creditor to enforce the Arbitration Award. o A stockholder of the Company and Co-Defendant agreed to pledge 750,000 shares of the Company's common stock to the Judgment Creditor as security for the performance of the obligations of the Company and Co-Defendants under the terms of the Settlement Agreement. o Under the terms of the May Settlement Agreement, the Judgment Creditor delivered a non-recourse note to the Company in exchange for 475,000 shares of stock in the Company. Under the terms of the Settlement Agreement, the shares and the note were cancelled. o The Company further agreed to deliver to the related party of the Judgment Creditor for the benefit of the Judgment Creditor a two-year warrant to purchase 330,000 shares of the Company's common stock at an exercise price of $0.01 per share. o The Company further agreed to repurchase 300,000 shares of the Company's common stock from the Judgment Creditor over a period of 30 months at an aggregate cost of $645,000. In addition, the Company agreed that if certain property located in the state of Georgia was sold prior to the repurchase obligation being fulfilled, the net proceeds from the sale of the property would be used to pay the repurchase obligations. o The Company further agreed to transfer to the Judgment Creditor 100,000 shares of the Company's common stock that was being held as collateral under a pledge agreement. o A total of 574,400 shares of the Company's common stock were transferred or released to the Judgment Creditor. The Judgment Creditor will apply any proceeds received from the sale of these shares to reduce the amounts due pursuant to the Settlement Agreement. o Any funds received by the Judgment Creditor in excess of the amount due under the Settlement Agreement are to be applied to the Company's obligation to repurchase the 300,000 shares. o At such time as all of the obligations under the settlement agreement are satisfied, the Judgment Creditor will pay the Company $100,000, which amount may be reduced if the Company defaults under its repurchase obligations. The parties modified the Settlement Agreement on December 10, 2002, to provide for the assignment of the Mortgages being serviced by AMSI to the Company and the Judgment Creditor. Furthermore, the Judgment Creditor acknowledged that $40,000 had been received under the provisions of the Settlement Agreement related to the Mortgages and the Company and the Judgment Creditor scheduled the expected collections of the payoff proceeds of approximately $400,000 for the remaining Mortgages. The modification further released AMSI from any further obligations under the Settlement Agreement and the May 2001 Settlement Agreement. The Company believes that the proceeds from the Mortgages plus the stock being pledged by the Co-Defendant are sufficient to satisfy the amount due under the Settlement Agreement in full. In a separate action in May 2002, in the Superior Court of Fulton County, Georgia (GCA Strategic Investment Fund, Ltd. v. Richard Smyth, et. al. v. Lahaina Acquisitions, Inc. n/k/a UCAP Inc.) a guarantor (and third party plaintiff) was granted a summary judgment against the Company in the amount of $927,000. The Company has reserved for this matter. As previously reported on its quarterly report for the quarter ended March 31, 2002, the Company settled with GCA, the plaintiff. The Company has filed a notice of appeal with the Court of Appeals of Georgia, and is seeking reversal of the judgment, but did not provide a supersedes bond. As a result, there has been no stay of the judgment and the third party plaintiffs are currently pursuing collection efforts. The Company believes that it has meritorious legal and factual arguments for the success of the appeal. In connection with the above-referenced action, in December 2002, the trial court granted injunctive relief ordering the Company to turn over any United Capital Mortgage Corporation ("UCMC") stock that it may have in its possession on or before December 22, 2002. The Company filed a notice of appeal to the interlocutory injunction with the Supreme Court of Georgia and informed the court (by affidavit) that it did not have any UCMC stock in its possession because the stock had been previously been delivered to William McCord as security for a loan by McCord to the Company in the principal amount of $500,000, which was subsequently increased to $1,000,000 and for Mr. McCord's continuing guaranty of the UCMC warehouse line of credit with RFC. In addition, the third party plaintiffs have filed a motion for attorneys fees in the trial court in excess of $150,000. The motion remains pending. The Company received a demand letter from Forrest Young on or about December, 2002. Mr. Young alleges that the Company breached its employment agreement with Mr. Young and that the Company owes Mr. Young approximately $100,000 in accrued salary. The Company denies Mr. Young's allegations and believes that it has meritorious legal and factual arguments in this matter. The Company is engaged in various other litigation matters from time to time in the ordinary course of business. The Company will vigorously defend its position and believes the outcome of any litigation will not have a material effect on the Company 13. Employee Benefit Plans ---------------------- The Company utilizes a third-party Professional Employer Organization to provide certain employee benefits plans to its employees. Benefits available to employees include medical, dental, life insurance coverage and participation in a 401(k) retirement plan. The Company, at its discretion, will match employees contributions to the 401(k) plan up to specified levels. For the years ended September 30, 2002 and 2001, no contributions were made by the Company to the plan. 14. Segment Information ------------------- During the years ended September 30, 2002 and 2001, the Company operated in two business segments: Mortgage Services and Real Estate Investment. A further description of each business segment along with the corporate services area follows: a. Mortgage Services - Provides mortgage banking origination services to consumers through several traditional branch offices located in Colorado, Florida, Nevada and New York. During the year ende September 30, 2001, the Company also provided mortgage brokerage origination services to consumers through several traditional branch offices located primarily in the Atlanta, Georgia metropolitan area. These services were discontinued effective September 30, 2001 in connection with the sale of AMSI (Note 11). b. Real estate division - This segment is a real estate investment organization engaged in the sale of real estate currently held by the Company. c. Corporate - Services include human resources, legal, accounting and various other of the Company's unallocated overhead charges. The accounting policies of the segments are the same as those described in Note 1, "Summary of Significant Accounting Policies." The Company evaluates performance based on revenues and operating income (loss) of the respective segments. There are no inter-segment revenues. The following sets forth certain financial information attributable to the Company's business segments as of September 30, 2002:

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
                                                              ============  ============
The Company had 4,901,797 and 4,751,182 stock options and 4,800,000 and 4,400,000 stock purchase warrants outstanding atSeptember 30, 2002 and 2001, respectively. The effect of these common stock equivalents would be anti-dilutive. PART III ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT The following table sets forth certain information with respect to the executive officers and Directors of the Company as of the date of this filing. DIRECTORS AND OFFICERS AGE POSITION Dan E. Moudy 53 Chairman, Chief Executive Officer, President and Director David Colwell 41 Director, Chief Operating Officer H. Lee Hastings, III 47 Director Charles Hakala 51 Director Robert E. Altenbach 56 Director Joe McAdams 59 Director Florian Homm 43 Director J. Lynn Bradley 40 Chief Financial Officer Dan E. Moudy was elected the President and Chief Executive Officer of UCAP, Incorporated effective November 2, 2001. Mr. Moudy is an attorney who has worked in the public company acquisitions and mergers arena for many years. Beginning on the same date as his position with UCAP, he also became Chairman of UCMC. Effective September 2, 2002 he also became president of UCMC Real Estate I, Inc. He has also been a partner in Phillips Moudy Duke Real Estate since 1997 and the owner of Moudy, Inc. since 1989. David Colwell was engaged as Chief Operating Officer of the Company effective July 1, 2002 and elected as a director of the Company effective July 18, 2002. Mr. Colwell currently serves as President and Chief Executive Officer of United Capital Mortgage Corporation. Mr. Colwell is a graduate of Arizona State University with a bachelors degree and MBA. Mr. Colwell was the founder and Managing Director Chief Executive officer of SDDC Group, Inc., a management consulting firm focused on mortgage industry clients, from August 1999 until May 2002. Through SDDC Group, Inc., Mr. Colwell served as a consultant to the UCMC prior to joining the Company. He also served as a director of Cap Gemini Consulting from April 1987 until August 1999, a systems integration and management consulting firm. Mr. Colwell has twenty years experience in the financial services industry in various positions including auditor, investment banker and consultant. H. Lee Hastings, III, was elected as a director of the Company effective October 22, 2002. Mr. Hastings is currently the chief operating officer of Arkansas Bolt Co., a wholesale fastener distribution company in Little Rock, Arkansas, and the general manager of a real estate holding company. In addition Hastings currently serves on the board of directors for two banks in Arkansas. Charles C. Hakala was elected as a director of the Company effective October 22, 2002. Mr. Hakala is currently the owner of Belmar Pharmacy and Compounding Technology Corp., a nutritional supplement manufacturing company, and is also the owner of Belmar Pharmacy. Mr. Hakala has been in the pharmaceutical business for 28 years. Robert E. Altenbach was elected as a director of the Company effective April 4, 2000. Mr. Altenbach is a shareholder in the Atlanta office of the law firm Greenberg Traurig. Mr. Altenbach's law practice is primarily in the areas of corporate, finance and securities, having represented a number of public and private service and investment firms in financings, work-outs and restructurings and underwriters that concentrate on private placements and initial public offerings. Mr. Altenbach has practiced law in Atlanta since 1972 after receiving undergraduate and law degrees from the University of Tennessee. Joe McAdams was elected as a director of the Company effective November 1, 2000. Mr. McAdams is a publishing executive and has served as the President and Chief Executive Officer of Affinity Group, Inc. since 1991. Mr. McAdams served as President and Publisher of Adams Publishing Corporation from 1988 to 1991. Between 1987 and 1988, Mr. McAdams held the office of President and Publisher of Southern California Publishing Co., an amalgamation of Hearst Community Newspapers and Scripps Howard. Mr. McAdams has served in various other executive management positions since 1974. Mr. McAdams has a Masters degree in Business Administration from Loyola University and a B.A. from Southern Illinois University. Florian Homm was elected as a director of the Company effective November 1, 2001. Mr. Homm founded and helmed the Value Management and Research AG in 1993 which went public in 1998. He is an investment banker and venture capitalist who has backed more than fifty private and public companies worldwide. Prior to 1993, Mr. Homm was the Managing Partner of Tweedy Browne. Mr. Homm has a Bachelors degree from Harvard University and a Master of Business Administration degree from Harvard Business School. J. Lynn Bradley, is a certified public accountant who currently serves as Chief Financial Officer of the Company. Mr. Bradley has 17 years of experience in public accounting including 16 years in relationship to the Company's anchor subsidiary, United Capital Mortgage Corporation. Mr. Bradley is a 1986 gradutate of Ouachita Baptist University. COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT The members of UCAP's Board of Directors, the executive officers of UCAP and persons who hold more than 10% of UCAP's outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of UCAP's Common Stock and their transactions in such Common Stock. Messrs. Moudy, Altenbach, McAdams, Homm, Colwell, Hakala, Hastings and Bradley inadvertently failed to timely file a Form 3 or Form 5 with the Commission to report their initial beneficial ownership and/or grant and/or exercise of stock options during the Company's 2002 Fiscal Year. Mr. Altenbach filed a Form 4 on January 22, 2003 to report such changes. The Company has taken steps to ensure that its officers and directors are aware of the requirements for the filing of these reports and intends to improve its assistance in the preparation of these reports in the future. ITEM 11. EXECUTIVE COMPENSATION The following tables set forth certain information concerning compensation for the Company's named executive officers for the previous three fiscal years.
                                                      SUMMARY COMPENSATION TABLE

                                                          ANNUAL COMPENSATION            LONG TERM COMPENSATION
                                                    ----------------------------    --------------------------------
                                                    SALARY         OTHER ANNUAL      STOCK OPTIONS      ALL OTHER
Name and Principal Position         YEAR               $           COMPENSATION           (#)            COMPENSATION
----------------------------------------------------------------------------------------------------------------------

Dan Moudy, President, Chairman      2002                 -             -                      -              -
   and Chief Executive Officer

David Colwell, Chief Operating      2002            47,125             -                      -              -
   Officer and President of
   United Capital Mortgage Corp.

Mr. Moudy accepted the positions of Chairman and Chief Executive Officer effective November 2, 2001 following the September 30, 2001 resignation of the former Chairman and Chief Executive Officer, L. Scott Demerau. The Company functioned without a named Chairman or Chief Executive Officer during the iterim period.

Mr. Colwell accepted the positions of Chief Operating Officer of the Company and President and Chief Executive Officer of United Capital Mortgage Corporation on July 1, 2002. Pursuant to the terms of his written employment agreement, Mr. Colwell is entitled to base compensation of $182,500 per year, with the opportunity for annual performance based cash bonuses of (i) 5% of the annual pre-tax operating profit of UCAP and certain other subsidiaries and (ii) 10% in excess of $4,500,000 of pre-tax operating profits. Performance bonus thresholds are redefined on an annual basis.

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
                       Number of           Percent of
                      Securities         total options/
                      underlying          SARS granted    Exercise or
                     Options/SARS         to employees     base price         Expiration   5%       10%
       Name           Granted (#)        in fiscal year    ($/Share)           date        ($)      ($)
-----------------------------------------------------------------------------------------------------------

Dan Moudy               150,000 (1)         5.36%               $0.52         03/21/2012     0        0

Robert E. Altenbach     150,000 (1)         5.36%               $0.52         03/21/2012     0        0

Joe McAdams             150,000 (1)         5.36%               $0.52         03/21/2012     0        0

Florian Homm            150,000 (1)         5.36%               $0.52         03/21/2012     0        0

David Colwell           400,000 (2)        14.29%               $0.40         02/01/2007     0        0
(1) Immediately vested options, exercisable at $0.52 per share. Exercisable for 10 years from date of grant.

        (2) Immediately vested options, exercisable at $0.40 per share. Exercisable for 5 years from date of grant. These options were issued to Mr. Colwell for performing consulting services for the Company prior to Mr. Colwell’s employment with the Company.

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
                                                                   options/SARs at FY-end            at FY-end

                      Shares acquired                                (#)                                    ($)
     Name             on exercise (#)    Value realized ($)     Exercisable     Unexercisable

Dan Moudy                       0                       0         483,333               -                $32,000

Robert E. Altenbach             0                       0         300,000               -                $24,000

Joe McAdams                     0                       0         150,000               -                $12,000

Florian Homm                    0                       0         300,000               -                $30,000

David Colwell                   0                       0         400,000               -                $80,000
The Company has entered into the following employment agreements with its executive officers: Employment Agreement with David Colwell The Company entered into an Employment Agreement with David Colwell on June 20, 2002 with an initial two (2) year term commencing on July 1, 2002 and with one (1) year automatic renewals. Pursuant to the Employment Agreement Mr. Colwell will serve as Chief Operating Officer of the Company and Predident and Chief Executive Officer of United Captial Mortgage Corporation, a wholly-owned subsidiary of the Company, and perform the duties appropriate to such office, and such other duties assigned to him from time to time by the Board of Directors. Mr. Colwell will devote full time and effort to faithfully and diligently carry out his duties and will report to the Chief Executive Officer of the Company. Pursuant to the terms of his written employment agreement Mr. Colwell is entitled to base compensation of $182,500 per year, with the opportunity for annual performance based cash bonuses of (i) 5% of the annual pre-tax operating profit of UCAP and certain other subsidiaries and (ii) 10% in excess of $4,500,000 of pre-tax operating profits. Performance bonus thresholds are redefined on an annual basis. Mr. Colwell is also entitled to acquisition bonuses payable in the form of common stock in the event that the Company acquires another company (or companies) during the term of the Employment Agreement. Upon completion of any acquisition transaction initiated by Mr. Colwell, the Company will issue to him shares of its common stock, no par value, equal to one (1%) of the purchase price. Upon completion of any acquisition transaction which Mr. Colwell facilitates, but does not initiate he is entitled to shares of its common stock, no par value, equal to one-half (.5%) of the purchase price. Such share calculations are determined as of the applicable closing date of such acquisition transaction. Other benefits to Mr. Colwell include, (i) three (3) weeks paid vacation per year, (ii) health insurance, (iii) life insurance, (iv) disability insurance, (v) reimbursement of reasonable business and travel related expenses, (vi) participation in stock rights and option plans of the Company and (vii) $500 per month car allowance. No further obligation accrues to the Company pursuant to Mr. Colwell's termination for cause as defined in the Employment Agreement. In the event Mr. Colwell is terminated by the Company without cause, he is entitled to receive his base salary for a period of nine (9) months following the date of termination, subject to certain restrictions for breach of covenants, death or disability. In connection with his employment, Mr. Colwell is bound by covenants of confidentiality as to trade secrets and confidential information (each as defined therein), non-competition and non-solicitation of customer and employees. COMPENSATION OF DIRECTORS Directors of the Company are not entitled to compensation for serving on the Board of Directors, however Directors are entitled to reimbursement of expenses in connection with their attendance at meetings of the Board of Directors. Directors are also entitled to participate in the Company's stock option plan. A summary of Stock option grants received by each director as of September 30, 2002 is provided in the Chart. ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of January 10, 2003 for (i) each person or entity who is known by the Company to beneficially own five percent or more of the outstanding Common Stock of the Company, (ii) each of the Company's directors, (iii) each of the Named Executive Officers (as defined above), and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated in the table, the address of the stockholders listed below is that of the Company's principal executive office.
                                            NUMBER OF SHARES          PERCENT OF CLASS
BENEFICIAL OWNER                               COMMON                       COMMON
----------------------------------------------------------------------------------------------
L. Scott Demerau                            3,157,152(1)                     9.17%
8645 Swiss Air Road
Gainesville, GA  30506
----------------------------------------------------------------------------------------------
Juli Demerau                                3,157,152(2)                     9.17%
8645 Swiss Air Road
Gainesville, GA  30506
----------------------------------------------------------------------------------------------
Judith Demerau                              1,855,870(4)                     5.39%
1211 Weaton Court
Ladylake, FL  32162
----------------------------------------------------------------------------------------------
William D. McCord                           5,945,999(10)                   17.30%
161 Spurwink
Hot Springs, AR  71913
----------------------------------------------------------------------------------------------
David M. Linfert                            2,159,722(12)                    6.27%
2825 Breckinridge Blvd., Suite 150
Duluth, GA  30096
----------------------------------------------------------------------------------------------
Jill Linfert                                2,159,722(13)                    6.27%
2825 Breckinridge Blvd., Suite 150
Duluth, GA  30096
----------------------------------------------------------------------------------------------
Dan Moudy                                  13,374,921(11)                   38.80%
Lee H. Hastings, III                          140,000(3)                       *
Charles Hakala                              1,444,500(7)                     4.19%
Robert E. Altenbach                           740,000(3)                     2.15%
Joe McAdams                                   250,000(9)                       *
Florian Homm                                  550,000(5)                     1.60%
David Colwell                                 975,281(8)                     2.83%

----------------------------------------------------------------------------------------------
All directors and officers as a group      17,474,702                       50.70%
 (7 people)
----------------------------------------------------------------------------------------------
* Indicates less than 1%. For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13(d)-3 of the Securities Exchange Act of 1934, as amended, under which, in general, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or to direct the voting of the security or the power to dispose or to direct the disposition of the security, or if such person has the right to acquire beneficial ownership of the security within sixty days. 1) Includes 580,000 shares held by Ms. Juli Demerau, Mr. Demerau's spouse, and 364,880 shares held as joint tenants in common. 2) Includes 2,212,272 shares held by Scott Demerau, Ms. Demerau's spouse, and 364,880 shares held as joint tenants in common. 3) Includes 350,000 shares that may be acquired upon the exercise of employee stock options. 4) Includes 1,077,399 shares held by Kingdom Generals, LLC, 191,676 shares held by Eutopean Enterprises, LLC and 134,826 shares held by LJ Entertainment, LLC. Ms. Demerau is the managing member of the foregoing limited liability companies. Ms. Demerau is also the mother of Mr. Scott Demerau. 5) Includes 350,000 shares that may be acquired upon the exercise of warrants and 200,000 shares that may be acquireed upon the exercise of stock options. 6)Includes 50,000 shares that may be issued upon the exercise of stock options. 7)Includes 50,000 shares that may be issued upon the exercise of stock options. 8)Includes 250,000 shares that may be issued upon the exercise of warrants and 400,000 shares that may be issued upon the exercise of stock options. 9)Includes 200,000 shares that may be issued upon the exercise of stock options. 10)Includes 3,333,000 shares that may be issued upon the exercise of warrants and 1,666,667 shares that may be issued upon the exercise of stock options. 11)Includes 667,667 shares that may be issued upon the exercise of warrants, and 533,333 shares that may be issued upon the exercise of stock options. Also includes voting power only on 5,945,999 shares beneficiary owned by William D. McCord, 3,157,152 shares beneficially owned by Scott and Juli Demerau, 1,855,870 shares owned by Judith Demerau and 1,200,000 shares beneficially owned by WMD Investments, LLC. 12)Includes 30,000 shares held by Jill Linfert, Mr. Linfert's spouse, 1,225,922 shares held by Accent Partners I, L.L.P. and 300,000 shares held by David M. Linfert, Inc., entities controlled by Mr. Linfert. 13)Includes 603,800 shares held by David Linfert, Ms. Linfert's spouse, 1,225,922 shares held by Accent Partners I, L.L.P. and 300,000 shares held by David M. Linfert, Inc., entities controlled by Ms. Linfert's spouse. PART IV ITEM 14. EXHIBITS (2) Exhibits EXHIBIT NO. DESCRIPTION OF EXHIBIT ----------- ---------------------- 10.6 Stock Purchase Agreement dated October 24, 2000 and effective October 1 by and among Lahaina Acquisitions, Inc., CKC General, Inc., Cross Keys Capital, L.P., Frank Demarino, Robert G. Devlin, Frank A. Oliverio and Carmen P. Romano (10) 10.9 Settlement agreement dated September 11, 2002 10.10 Modification of Settlement agreement dated December 12, 2002 10.11 Employment agreement of David Colwell to be filed by amendment 23.1 Consent of Moore Stephens Frost 99.2 Certification by Dan Moudy, President and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adpoted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 99.3 Certification by J. Lynn Bradley, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adpoted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. SIGNATURES Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. LAHAINA ACQUISITIONS, INC. (Registrant) Dated: January 28, 2003 By: /s/ Dan E. Moudy -------------------- Dan E. Moudy President and Chief Executive Officer Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
              SIGNATURE                                    TITLE                                    DATED
          ----------------                            ---------------                            -----------

         /s/ Dan E. Moudy             President, Chief Executive Officer, Chairman            January 28, 2003
         --------------------         Director (Principal Executive Officer)
         Dan E. Moudy

         /s/ H. Lee Hastings, III     Director                                                January 28, 2003
         -----------------------
         H. Lee Hastings, III

         /s/ Charles C.Hakala         Director                                                January 28, 2003
         --------------------
         Charles Hakala

         /s/ Robert E. Altenbach      Director                                                January 28, 2003
         ----------------------
         Robert E. Altenbach

         /s/ Joe McAdams              Director                                                January 28, 2003
         ---------------------
         Joe McAdams

         /s/ David Colwell            Director                                                January 28, 2003
         ---------------------
         David Colwell

         /s/ Florian Homm             Director                                                 January 28, 2003
         ---------------
         Florian Homm
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 In connection with the Annual Report on Form 10-KSB of UCAP Incorporated for the fiscal year ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Daniel Moudy, President and Chief Executive Officer of registrant, certify, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant toss.302 of the Sarbanes-Oxley Act of 2002, that: (1) I have reviewed this annual report on Form 10-KSB of UCAP Incorporated; (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in al material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report; and (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function): (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and (6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Dated: January 28, 2002 By: /s/ Dan Moudy ------------------ Dan Moudy President and Chief Executive Officer This certification accompanies this Annual Report on Form 10-KSB pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 In connection with the Annual Report on Form 10-KSB of UCAP Incorporated for the fiscal year ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, J. Lynn Bradley, Chief Financial Officer of registrant, certify, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant toss.302 of the Sarbanes-Oxley Act of 2002, that: (1) I have reviewed this annual report on Form 10-KSB of UCAP Incorporated; (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in al material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report; and (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function): (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and (6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Dated: January 28, 2002 By: /s/ J. Lynn Bradley ---------------------------- J. Lynn Bradley Chief Financial Officer This certification accompanies this Annual Report on Form 10-KSB pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. EX 10.6 AGREEMENT OF PURCHASE AND SALES OF CROSS KEYS CAPITAL, L. P. AGREEMENT OF PURCHASE AND SALE THIS AGREEMENT OF PURCHASE AND SALE (the "Agreement") is made this 21st day of October, 2000 by and among Lahaina Acquisitions, Inc. a Colorado corporation with an IRS Employer ID# 84-1325695 (the "Buyer"); CKC General Inc. a Pennsylvania corporation ("CKC"); Cross Keys Capital, L. P., a Pennsylvania limited partnership ("CKCLP"); and the individuals identified on Schedule I attached (the "Shareholders"). WITNESSETH: WHEREAS, CKC is the sole General partner of CKCLP; and WHEREAS, the Shareholders hold all of the issued and outstanding shares of the capital stock of CKC (the "Shares") and all of the limited partnership interests of CKCLP (the "Interests") and the Shareholders hereby sell all of the shares and all of the Interests except for two and one-half (2.5%) percent of such Interests with each Shareholder keeping one-half percent (0.5%) each until licensing matters are resolved and then such percentage shall be transferred to Buyer for one ($1.00) dollar; and WHEREAS, Buyer desires to buy, and the Shareholders desire to sell, the Shares and the Interests, all in accordance with the terms and conditions set forth herein. NOW, THEREFORE, for and in consideration of the mutual agreements contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and intending to be legally bound hereby, the Shareholders and the Buyer covenant, represent, warrant, stipulate and agree as follows: I. Closing. The closing hereunder (the "Closing") shall take place at the Atlanta office of the Accent Group at 10:00 AM, on or before October 10, 2000, or at such other place and time and date as may be agreed to in writing by Shareholders and Buyer, but in no event later than October 15, 2000. II. Closing Date. The date for closing as determined under Article I is herein called the "Closing Date". III. Consideration. Shareholders shall, at the Closing on the Closing Date, deliver to Buyer good and sufficient certificates for the Shares, duly assigned in blank, and shall cause the entire right, title and interest in and to the Shares to be transferred of record to Buyer, free and clear of any claim, suit, proceedings, call, commitment, voting trust, proxy, restriction, limitation, security interest, pledge or lien or encumbrance of any kind or nature whatsoever. In addition, the Shareholders shall deliver to Buyer good and sufficient documentation assigning and transferring the Interests to Buyer, free and clear of any claim, suit, proceedings, commitment, security interest, pledge or lien or encumbrance of any kind or nature whatsoever. In consideration thereof Buyer shall, at the Closing on the Closing Date, pay to Shareholders Four Hundred Thousand ($400,000) Dollars payable in a promissory note (the "Note") to be given by the Buyer. The Note shall be due and payable in full on or before six (6) months after issuance. The Note shall accrue interest at the rate of six (6%) percent per annum. The Note shall be convertible at the option of the Buyer at any time prior to maturity into shares of Buyer's common stock, valued for such purposes at the average closing sales price for such common stock for three (3) trading days immediately prior to the date of conversion. The stock shall be issued and delivered in accordance with the percentage of ownership set forth on Schedule I. In addition, Buyer has agreed to provide additional consideration to Paul S. Romano as part of this transaction and his agreement to remain with CKCLP. Such additional consideration is unearned at this time and the terms of such agreement are set forth in Schedule II attached hereto and made a part hereof. IV. Representations and Warranties of Shareholders. Each Shareholder, severally and not jointly, represents and warrants to Buyer, and covenants and agrees with Buyer, as follows: 4.1 Status. CKC is a corporation duly organized and existing and in good standing under the laws of the Commonwealth of Pennsylvania and will continue to be so as of the Closing Date. CKCLP is a limited partnership duly organized and existing and in good standing under the laws of the Commonwealth of Pennsylvania and will continue to be so as of the Closing Date. CKC and CKCLP are qualified to do business and are in good standing in the following states: Alabama, Connecticut, Delaware, Georgia, Indiana, Maryland, Massachusetts, Missouri, New York, North Carolina, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and West Virginia. CKC and CKCLP are not required by reason of their lease or ownership of property or any of their operations or activities to be qualified to do business in any other state, and CKC and CKCLP will not qualify to do business in any other state without the prior written consent of Buyer. CKC and CKCLP have full power and authority to carry on their business as conducted at the present time. 4.2 Articles and By-laws. The copies of the Articles of Incorporation and By-laws of CKC and Certificate of Limited Partnership and Limited Partnership Agreements of CKCLP which have heretofore been furnished by Shareholders to Buyer are true and correct and complete copies thereof and include all amendments to the date hereof, and no amendment shall be made to said Articles of Incorporation or By-laws or Certificate of Limited Partnership and Limited Partnership Agreements from the date hereof through the Closing Date without the prior written consent of Buyer. 4.3 Capital Stock. The authorized capital stock of CKC consists of five (5) shares of common stock of the par value of One Dollar ($1.00) per share, all of which are issued and outstanding. All of said issued Shares are validly issued and fully paid and non-assessable. CKC has granted no right or warrant or option, and no subscription exists, with respect to any of its authorized but unissued shares. CKC will not purchase or otherwise acquire any of its shares, and no change will be made in the number of its issued and outstanding shares from the date hereof through the Closing Date. No right or warrant or option will be granted, and no subscription will be accepted, with respect to any of the authorized and unissued shares of common stock of CKC subsequent to the date hereof and on or prior to the Closing Date. 4.4 Limited Partnership Interest. The Shareholders own all of the Interests as set forth in Schedule I and the Interests are validly held and unencumbered. The Shareholders have granted no rights to anyone or any entity with regard to the Interests and no change to the ownership of the Interests will be made from the date hereof through the Closing Date. 4.5 Ownership. The Shareholders now own and hold, and on the Closing Date will own and hold, beneficially and of record, the entire right, title and interest in and to the Shares and Interests, free and clear of any claim, suit, proceedings, call, commitment, voting trust, proxy, restriction, limitation, security interest, pledge or lien or encumbrance of any kind or nature whatsoever, and now have, and on the Closing Date will have, full power and authority to transfer and dispose of the same hereunder to Buyer, such Shares and Interests now and on the Closing Date constituting, in the aggregate, all of the issued and outstanding securities of CKC and CKCLP. 4.6 Financial Statements. The audited financial statements for the years 1997, 1998, and 1999 previously delivered to Buyer are true and correct and complete copies of such financial statements, and they have been prepared in conformity with generally accepted accounting principles applied on a consistent basis, and they present fairly the financial position and results of operations of CKC and CKCLP at the dates and for the periods specified. Shareholders shall deliver a reviewed income statement for the period starting January 1, 2000 and ending June 30, 2000 and unaudited Profit and Loss Statement as of September 30, 2000. There have been no changes in the financial condition, assets or liabilities of CKC or CKCLP from January 1, 2000 to the date hereof, except changes in the ordinary course of business, none of which, either singly or in the aggregate, has been materially adverse. Since December 31, 1999 CKC and CKCLP have conducted business in a normal and customary manner and will continue to do so from the date hereof through the Closing Date. No dividend or other distribution of capital, surplus or profits has been declared or paid by CKC at any time and no dividend or other distribution of capital, surplus or profits will hereafter be declared or paid by CKC subsequent to the date hereof and on or prior to the Closing Date. The books and records of CKC and CKCLP from which the financial statements were prepared, properly and accurately record the transactions and activities which they purport to record, and such books and records will properly and accurately so record such transactions and activities from December 31, 1999 through the Closing Date. 4.7 Absence of Undisclosed and Contingent Liabilities. Except as are fully provided for and reflected in CKCLP and CKC's September 30, 2000 unaudited Balance Sheet or as otherwise expressly disclosed herein, including any exhibit or schedule attached hereto, neither CKCLP nor CKC has any liabilities, secured or unsecured, absolute or contingent, as of that date, and on the Closing Date neither CKCLP nor CKC shall have any liabilities in addition thereto except those arising in the ordinary course of its business, none of which shall be unusual in type, scope or amount. Except as disclosed herein, including any exhibit or schedule attached hereto, neither CKCLP nor CKC has guaranteed or become surety for or assumed any debt, obligation or dividend of any person or entity other than in the ordinary course of business. 4.8 Owned Real Estate. Other than the properties taken back by foreclosure from borrowers who defaulted on their loans as described on the Disclosure Schedule neither CKC or CKCLP owns any real estate. 4.9 Leased Real Estate. CKC does not lease any real estate. CKCLP is the lessee under the real estate leases described on the Disclosure Schedule. True and correct copies of said leases have heretofore been delivered by Shareholders to Buyer. CKCLP now enjoys and on the Closing Date will enjoy quiet and undisturbed possession under each of said leases. Such leased real estate is free and clear of any zoning or use or building restriction or any pending, proposed or threatened zoning or use or building restriction which would now, or on the Closing Date, either singly or in the aggregate, interfere in any material way with the present or any intended use of any of such leased real estate. Said leases now are, and on the Closing Date will be, valid and binding and in full force and effect, and are not now, and on the Closing Date will not be, in default as to the payment of rent or otherwise. 4.10 Owned and Leased Tangible Personal Property. CKC does not lease or own any tangible personal property. A true and correct description of all of the equipment, vehicles, furniture and fixtures and other items of tangible personal property owned or leased by CKC and CKCLP, all being located as indicated thereon, and all being freely removable unless otherwise stated, is set forth in the Disclosure Schedule. Title to all of said owned equipment, vehicles, furniture and fixtures and other items of tangible personal property is now and on the Closing Date will be held by CKCLP free and clear of any claim, lease, mortgage, security interest, conditional sale agreement or other title retention agreement, restriction or lien or encumbrance of any kind or nature whatsoever, except as set forth on the Disclosure Schedule. The leases of tangible personal property now are, and on the Closing Date will be, valid and binding and in full force and effect, and are not now, and on the Closing Date will not be, in default as to the payment of rent or otherwise. True and correct and complete copies of said leases have heretofore been delivered by Shareholders to Buyer. All of the owned and leased tangible personal property of CKCLP are in good repair and condition and are suitable and sufficient for the conduct of the present business of CKCLP. 4.11 Inventories and Supplies. Other than the office supplies set forth in the Disclosure Schedule neither CKC nor CKCLP has an inventory of products or other supplies. 4.12 Patents and Certain Other Intellectual Property Rights. Other than the software program that CKCLP uses for documenting and tracking construction loans neither CKC nor CKCLP owns any patents or intellectual property rights. 4.13 Accounts and Notes Receivable. The accounts and notes receivable reflected on the Balance Sheet of CKCLP as of June 30, 2000 are free and clear of any claim, security interest, pledge or lien or encumbrance of any kind or nature whatsoever, and are good and fully collectible in the normal course of business without setoff, third party collection efforts or suit, and the subsequently created accounts and notes receivable of CKCLP from June 30, 2000 to the Closing Date will be free and clear of any claim, pledge, security interest or lien or encumbrance of any kind or nature whatsoever, and will be good and fully collectible in the normal course of without setoff, third party collection efforts or suit. 4.14 Prepaid Items and Deposits. CKC has no prepaid items and deposits. All of the prepaid items and deposits of CKCLP as of September 30, 2000 are described on the Disclosure Schedule. 4.15 Insurance and Bonds. A true and correct schedule listing all policies of insurance and all surety and other bonds to which CKC and CKCLP are now a party to is set forth on the Disclosure Schedule. All of such policies and bonds which have expired were valid and in full force and effect during their respective terms, and all other of such policies and bonds are valid and in full force and effect at the present time, and no claim has been made, or notice given, and there exists no ground, to cancel or avoid any of said policies or bonds or to reduce the coverage provided thereby. Such policies provide adequate coverage in adequate amounts to insure the assets of CKC and CKCLP and the risks of CKC and CKCLP business in accordance with practices in the industry. All of said insurance policies and bonds which are now in effect shall continue to remain in full force and effect through and after the Closing Date in accordance with their respective terms. 4.15 (a) Escrow and Deposit Accounts. As of the Closing Date CKC and CKCLP shall transfer control of all escrow, deposit and servicing accounts to Buyer; provided that Buyer shall maintain such accounts at City National Bank in accordance with Section 3.01(c) of the Participation Agreement. 4.16 Other Assets. All other assets owned by either CKC or CKCLP at the date hereof are and on the Closing Date will be free and clear of any claim, lease, pledge, mortgage, security interest, conditional sale agreement or other title retention agreement, restriction or lien or encumbrance of any kind or nature whatsoever. 4.17 Labor and Employment Matters. Neither CKC nor CKCLP is a party to or obligated to contribute to any employee benefit, guaranteed annual income plan, fund or arrangement, or any incentive, bonus, profit- sharing, deferred compensation, stock option or purchase plan or agreement or arrangement, or any employment or consulting agreement, or any non-competition agreement, or any severance or termination pay plans or policies, any hospitalization, disability or other insurance plans, or any other employee fringe benefit plans, or any collective bargaining agreement, or any other agreement, plan or arrangement similar to or in the nature of the foregoing, oral or written, except those described in the Disclosure Schedule. Neither CKC nor CKCLP has any unfunded liabilities on account of or in connection with any such plan, agreement or arrangement which is a non-multiemployer plan. 4.18 Insider Contracts. There are no contracts, agreements, purchase orders, commitments, leases, agreements, understandings or arrangements, including loan arrangements, between CKC and CKCLP and any of its officers, directors or shareholders, or any related or affiliated person, corporation or other entity, except as those described in the Disclosure Schedule and none shall be entered into by CKC and CKCLP from the date hereof through the Closing Date without the prior written consent of Buyer. 4.19 Other Material Contracts. A complete list of material contracts, agreements, understandings and arrangements, oral and written, to which CKC and CKCLP are a party or by which either is bound ("material contracts") is set forth in the Disclosure Schedule. For purposes of this Paragraph, "material" shall mean containing an obligation (i) requiring, or reasonably anticipated to require, the payment of more than FIVE THOUSAND ($5000.00) in any twelve (12) month period, or (ii) not terminable by or on Corporation's behalf, without penalty, within sixty (60) days after the Closing Date, or (iii) terminable by or on behalf of the other party on sixty (60) days' notice or less, or (iv) having a term of more than twelve (12) months, or (v) of guaranty or suretyship irrespective of the term or amount involved. True and correct and complete copies of the written material contracts and true and correct and complete written descriptions of the oral material contracts have heretofore been delivered by Shareholders to Buyer. All material contracts now are, and on the Closing Date will be, in full force and effect, and there exists no default, and no event has occurred which through notice or the passage of time or otherwise may result in a default, under the terms of any of the material contracts, except as set forth in the Disclosure Schedule. CKC and CKCLP shall not enter into any material contract from the date hereof through the Closing Date without the prior written consent of Buyer. 4.20 Borrowers. A true and correct list of the open construction loans currently being funded by CKCLP as of September 30, 2000 is set forth in the Disclosure Schedule. 4.21 Taxes. CKC and CKCLP have timely and properly filed all federal, state, local and foreign tax returns and reports and forms which it is or has been required to file, either on its own behalf or on behalf of its employees or other persons or entities, including but not limited to income, profits, franchise, sales, use, occupation, property, excise, ad valorem, and payroll (including employee taxes withheld), all such returns and reports and forms being true and correct and complete in all respects, and has paid all taxes, including penalties and interest, if any, which have become due pursuant to such returns or reports or forms or pursuant to assessments received by CKC and CKCLP. The United States Internal Revenue Service has examined CKC's and CKCLP's federal income tax returns for all years up to and including the year ended December 31, 1999, and has finally determined all taxes and penalties and interest due thereon, all of which have been paid. No waiver has been granted, and on or prior to the Closing Date no waiver will be granted, extending the time for examination of any of CKC's and CKCLP's returns. None of the Shareholders is a foreign person so that Sections 897 and 6039C of the IRC are not applicable to the transactions provided for hereunder. CKC and CKCLP have properly accrued and reflected on its December 31, 1999 Balance Sheet and has thereafter to the date hereof properly accrued, and will from the date hereof through the Closing Date properly accrue, all liabilities for taxes and assessments, and will timely and properly file all such federal, state, local and foreign tax returns and reports and forms which it is required to file, either on its own behalf or on behalf of its employees or other persons or entities, all such returns and reports and forms to be true and correct and complete in all respects, and will pay or cause to be paid when due all taxes, including penalties and interest, if any, which have become due pursuant to such returns or reports or forms or pursuant to assessments received by CKC and CKCLP, all such accruals being in the aggregate sufficient for payment of all such taxes and assessments. 4.22 Absence of Illegal Payments. Neither CKC nor CKCLP has authorized any of its officers, directors, employees or nonemployee agents to make, and, to the best knowledge of Shareholders, no officer, director, employee or non-employee agent of CKC or CKCLP has authorized or made, any offer, payment or promise to pay any money, or offered, given or promised to give anything of value to any domestic or foreign government official, political party or official thereof or any candidate for political office (domestic or foreign), or to any other person, while knowing or having reason to know that all or a portion of such money or thing of value would be offered, given or promised, directly or indirectly, to any of such persons, for purposes of (A) influencing any act or decision of such entity or person, including a decision to fail to perform his official functions or (B) inducing such entity or person to use his influence with a domestic or foreign government or instrumentality thereof to affect or influence any act or decision of such government or instrumentality, in order to assist CKC or CKCLP in obtaining or retaining business for or with, or directing business to, any person, which offer, payment or promise constitutes a violation by CKC or CKCLP of the Foreign Corrupt Practices Act of 1977, as amended. 4.23 Absence of Anti-Boycott Violations. Neither CKC nor CKCLP has violated and is not in violation of any statute, law, decree, order, rule or regulation of any governmental body of the United States which prohibits or regulates the boycotting of or refusal to deal with any person or entity, including without limitation the Export Administration Amendments of 1977 (50 U.S.C. App. {{2401 et seq.), the Ribicoff Amendments to the Tax Reform Act of 1976 (Internal Revenue Code {999) or the Sherman Act (15 U.S.C. {{1 et seq.), or any rule or regulation promulgated pursuant thereto. 4.24 Environmental Matters. To the best of the Shareholders knowledge, neither CKC nor CKCLP have violated any applicable environmental law and the Shareholders are not aware of any present requirements of any applicable environmental law which is due to be imposed upon either CKC or CKCLP.

        4.25 Compliance with Other Laws. CKC and CKCLP have complied in all material respects with all laws, statutes, rules, regulations, orders and engineering standards of, and has secured all necessary permits and authorizations and licenses issued by, federal, state, local and foreign agencies and authorities, applicable to its business, properties and operations (including but not limited to those concerned with control of foreign exchange, energy, environmental protection and pollution control, franchising and other distribution arrangements, antitrust and trade regulation, civil rights, labor and discrimination, safety and health, zoning and land use), the violation of which (or, in the case of necessary permits, authorizations or licenses, the failure to secure) could have a material adverse effect on the business, operations, properties or assets, or on the condition, financial or otherwise, of CKC or CKCLP, a complete list of all such permits, authorizations and licenses are set forth in the Disclosure Schedule. If so requested by Buyer, true and correct and complete copies of such shall be delivered by Shareholders to Buyer, and if requested, true and correct and complete copies of all such permits, authorizations and licenses which are issued from the date hereof through the Closing Date shall be delivered on that date by Shareholders to Buyer.

4.26 Absence of Conflict or Breach. The execution, delivery and performance of this Agreement will not conflict with or result in a breach of any of the terms, conditions or provisions of the Articles of Incorporation or By-laws of CKC or the Agreement of Limited Partnership of CKCLP, or of any law, statute, rule or regulation of any governmental authority, or conflict with or result in a breach of any of the terms, conditions or provisions of any judgment, order, injunction, decree or ruling of any court or arbitration tribunal or governmental authority to which CKC or CKCLP is subject, or of any provision of any agreement or understanding or arrangement to which CKC or CKCLP is a party or by which it is bound, or constitute a material default thereunder, or give to others any interests or rights, including any rights of acceleration, termination or cancellation, in or with respect to the business or assets of CKC or CKCLP or any agreement, understanding or arrangement to which it is a party or by which it is bound. 4.27 Consents and Approvals. There are no authorizations, consents, approvals or notices required to be obtained or given or waiting periods required to expire in order that this Agreement and the transactions provided for herein may be consummated by Shareholders. 4.28 Litigation. Except as set forth on the Disclosure Schedule, there are no actions at law or in equity, or arbitration proceedings, or claims or investigations, pending or threatened, or state of facts existing which could give rise to any such action, proceedings, claim or investigation, which would adversely affect CKC or CKCLP or any of its assets; there are no proceedings pending or threatened against CKC or CKCLP by or before any governmental board, department, commission, bureau, instrumentality or agency (including but not limited to any federal, state, local or foreign governmental agency or body concerned with control of foreign exchange, energy, environmental protection or pollution control, franchising or other distribution arrangements, antitrust or trade regulation, civil rights, labor or discrimination, safety or health, zoning or land use), or state of facts existing which could give rise to any such proceedings; and neither CKC nor CKCLP is in violation of any order, decree or judgment of any court or arbitration tribunal or governmental board, department, commission, bureau, instrumentality or agency. 4.29 Banking and Personnel Matters. The Disclosure Schedule sets forth as of the date hereof: (i) a list of all banks and other financial institutions (with account numbers) in which CKC or CKCLP has an account or safe deposit box, and of all brokerage firms and other entities and persons holding funds or investments of CKC or CKCLP, and the names of all persons authorized to draw thereon or have access thereto; (ii) the names of all incumbent directors and officers of CKC; and (iii) the names and job designations, descriptions and locations of all non-union employees, consultants and agents of CKC or CKCLP, the current remuneration of each, including fringe benefits, and the basis for determining such remuneration if other than a fixed salary rate. There shall be no change in any of the foregoing from the date hereof through the Closing Date without the prior written consent of Buyer. 4.37 Employment Contracts. Neither CKC nor CKCLP has an employment contract with any person. 4.38 No Subsidiary. Neither CKC nor CKCLP has any subsidiary or any ownership interest in any other entity and will not create or acquire any such subsidiary or ownership interest on or prior to the Closing Date. 4.39 Binding Obligations. This Agreement has been duly executed and delivered by each of the Shareholders and constitutes, and the other instruments to be executed and delivered pursuant hereto when duly executed and delivered by Shareholders will constitute, legal, valid and binding obligations of Shareholders enforceable in accordance with their respective terms, except as the enforceability thereof may be affected by applicable bankruptcy, reorganization, insolvency, moratorium or similar laws affecting the enforcement of creditors' rights generally and the possible unavailability of certain equitable remedies, including the remedy of specific performance. 4.40 No Undisclosed Information. Except as disclosed herein the Shareholders have no knowledge of any matter involving CKCLP which might have a material adverse effect on CKC or CKCLP or which is necessary for a full understanding of the financial condition and operations of CKC or CKCLP. Neither this Agreement nor any document, certificate or statement furnished or to be furnished to Buyer by or on behalf of Shareholders in connection with the transactions provided for herein contains or will contain any untrue statement of a material fact or omits or will omit to state a material fact necessary in order to make the statements contained herein or therein not misleading. V. Representations and Warranties of Buyer. Buyer represents and warrants to Shareholders, and covenants and agrees with Shareholders, as follows: 5.1 Corporate Status. Buyer is a corporation duly organized and validly existing and in good standing under the laws of the State of Colorado, with full power and authority to carry on its business as conducted at the present time. 5.2 Capital Stock. The authorized capital stock of Buyer is validly issued and outstanding and fully paid and non-assessable, that the shares held in the treasury were validly issued and are fully paid and non-assessable, and that the Buyer Shares to be transferred hereunder will, when issued and delivered in accordance with the provisions hereof, be fully paid and non-assessable and validly issued and outstanding. 5.3 Corporate Power and Authority. Buyer has corporate power to enter into and carry out this Agreement, has no contractual or other restriction upon its so doing, and prior to the Closing Date will submit this Agreement to its Board of Directors for approval, no other approval being required. VI. Consents and Governmental Filings. Shareholders and Buyer shall promptly proceed to secure any consents or approvals or the expiration of any time periods required for the consummation of the transactions provided for hereunder, and shall promptly prepare and file with the appropriate governmental agencies and offices any documents and other information required in connection therewith, Shareholders to cause CKC and CKCLP to do so where appropriate. VII. Negative Covenants of Shareholders. Shareholders covenant and agree that from and after the date hereof, and through the Closing Date, that CKC and CKCLP will not, except with the prior written consent of Buyer: 7.1 Propose or effect a split or reclassification of the outstanding capital stock of CKC General or a recapitalization of CKC General or change ownership of partnership interests in CKCLP; 7.2 Mortgage, pledge or otherwise encumber any of its assets, or dispose of, or make any agreement with respect to the disposition of, any of its assets except for the sale of its products in the ordinary course of business; 7.3 Make any capital commitment or expenditure of more than Ten Thousand ($10,000.00) Dollars or any unusual or extraordinary commitment or expenditure, or incur or become liable for any other obligation or liability except current liabilities in the ordinary course of business; 7.4 Make any bids or proposals or enter into any contracts for the performance of services by CKC or CKCLP; 7.5 Adjust in any way, either directly or indirectly, the compensation or benefits paid or payable to any shareholder, officer, director, consultant, agent or employee of CKC or CKCLP, except as required under existing agreements described in the Disclosure Schedule; 7.6 Waive any right of value; or 7.7 Do any act or thing which under the terms and conditions of this Agreement would be inappropriate or in violation of any of the covenants, stipulations or agreements of Shareholders hereunder, or which would make any representation or warranty of Shareholders hereunder inaccurate or untrue as of the Closing Date. VIII. Affirmative Covenants of Shareholders. Shareholders covenant and agree that from and after the date of this Agreement and through the Closing Date they shall use their best efforts to: 8.1 Cause CKC and CKCLP to conduct its business efficiently, retain the good will of CKC and CKCLP and their present organization, customers and suppliers, and keep available the services of such of the present employees as Buyer shall designate; and 8.2. Satisfy the conditions to the obligations of Buyer specified in Article X hereof. IX. Indemnification. Shareholders shall defend, indemnify and hold Buyer harmless from and against any and all claims, liabilities, damages, losses and expenses, including reasonable attorneys' fees and expenses and costs of suit, arising out of any and all inaccurate representations and out of any and all breaches of covenants and warranties and stipulations and agreements and certifications made by or on behalf of Shareholders in this Agreement or in any document delivered hereunder, or arising out of or resulting from any occurrence prior to the Closing Date and not disclosed herein or in documents delivered hereunder. Buyer shall defend, indemnify and save Shareholders harmless from and against any and all claims, liabilities, damages, losses and expenses, including reasonable attorneys' fees and expenses and costs of suit, arising out of any and all inaccurate representations and out of any and all breaches of covenants and warranties and stipulations and agreements and certifications made by or on behalf of Buyer in this Agreement or in any document delivered hereunder. X. Conditions to Obligations of Buyer. The obligations of Buyer hereunder shall be subject to the following conditions, any or all of which may be waived in writing by Buyer: 10.1 That each of the representations and warranties of Shareholders set forth in Article IV hereof shall be true and correct on and as of the Closing Date with the same effect as if made at such time; and that Shareholders, CKC and CKCLP shall have in all respects performed and complied with each of the agreements, covenants, stipulations, terms and conditions hereof applicable to Shareholders, CKC or CKCLP, including the covenants and agreements set forth in Article IV hereof. 10.2 That since September 30, 2000 and on or prior to the Closing Date there shall have been no adverse change in the financial condition, assets or liabilities of CKC or CKCLP. 10.3 That since September 30, 2000 and on or prior to the Closing Date neither CKC nor CKCLP shall have suffered any loss on account of fire, flood, accident, strike or other calamity which has an adverse effect on its financial condition or its assets or any part thereof, whether or not such loss shall have been covered by insurance. 10.4 That Shareholders shall have executed and delivered to Buyer on the Closing Date a certificate, dated that date, to the effect of each of the provisions of Paragraphs 10.1, 10.2 and 10.3 of this Article X, to the best knowledge, information and belief of each such officer that such certificate of Shareholders is true and correct in every respect. 10.5 That Shareholders shall cause to be delivered at the Closing the resignations of all of the officers and directors of CKC, together with relinquishments of all remuneration and benefits accruing to them on and after the Closing Date, and waivers of all rights which they may have against CKC or CKCLP except as specifically reserved. 10.6 That no action or proceeding shall have been instituted or threatened to set aside the transactions provided for herein or to enjoin or prevent the consummation thereof; and all required consents and approvals for the consummation of the transactions shall have been secured. 10.7 That Shareholders shall cause the City National Bank of Charleston to accept the Buyer in substitution of CKCLP as the "Seller" in the Amended Participation Agreement with City National Bank and obtain the renewal of said warehouse line by the bank for an amount not less than $20 million. XI. Conditions to Obligations of Shareholders. The obligations of Shareholders hereunder shall be subject to the following conditions, any or all of which may be waived in writing by Shareholders: 11.1 That each of the representations and warranties of Buyer set forth in Article V hereof shall be true and correct on and as of the Closing Date with the same effect as if made at such time; and that Buyer shall have in all respects performed and complied with each of the agreements, covenants, stipulations, terms and conditions hereof applicable to Buyer, including the covenants and agreements set forth in Article V hereof. 11.2 That Buyer shall have executed and delivered to Shareholders on the Closing Date a certificate of an executive officer of Buyer, dated that date, to the effect of each of the provisions of Paragraph 11.1 of this Article XI. 11.3 That no action or proceeding shall have been instituted or threatened to set aside the transactions provided for herein or to enjoin or prevent the consummation thereof; and that all required consents and approvals for the consummation of such transactions shall have been. XII. Covenant Not To Compete. Shareholders covenant and agree that, for a period of Two (2) years from the Closing Date, they will not engage in, or form, acquire or otherwise own any interest in any entity which engaged in, any business directly competitive with any business engaged in by CKCLP on the Closing Date, in any area in which CKCLP engaged in such business on such Date. In the event that this covenant not to compete is held by any court of competent jurisdiction in a suit in which Buyer is a party to be unenforceable because it is too extensive in scope or time or territory, it shall be deemed to be and shall be amended without any further act by the parties hereto to conform to the scope and period of time and geographical area which would permit it to be enforced. XIII. Costs and Expenses. Shareholders shall pay all fees and expenses incurred by them or on their behalf in connection with the transactions provided for hereunder, including the fees and expenses of their counsel and accountants, and any stock transfer tax or similar tax upon the transfer of the Shares or the partnership interest to Buyer; and Buyer shall pay all expenses incurred by it in connection with the transactions provided for hereunder, including the fees and expenses of its counsel and accountants, and any stock issuance tax or similar tax upon the issuance of the Buyer Shares to Shareholders. XIV. Absence of Broker or Finder. Shareholders represent and warrant to Buyer that no broker or finder acted or is acting for them in connection with the transactions provided for in this Agreement, and Buyer represents and warrants to Shareholders that no broker or finder acted or is acting for it in connection therewith. XV. Survival of Representations and Warranties. All representations, warranties, covenants, stipulations, certifications, indemnities and agreements contained herein or in any document delivered pursuant hereto shall survive the consummation of the transactions provided for in this Agreement. XVI. Instruments of Further Assurance. Each of the parties hereto agrees, upon the request of any of the other parties hereto, from time to time to execute and deliver to such other party or parties all such instruments and documents of further assurance or otherwise as shall be reasonable under the circumstances, and to do any and all such acts and things as may reasonably be required to carry out the obligations of such requested party hereunder and to consummate the transactions provided for herein. XVII. Inspection. From the date hereof to the Closing Date representatives of Buyer shall have the right at any time during normal business hours, and with reasonable advance notice, to visit and inspect the offices and other properties of CKC or CKCLP, and to inspect, examine and make excerpts from its books, accounts and records, and to request and receive from CKC or CKCLP information concerning its operations and financial condition. No such visit, inspection, examination, excerpting or receipt of information shall affect in any manner any of the representations, warranties, covenants, agreements or stipulations of Shareholders under this Agreement or constitute any waiver thereof by Buyer. XVIII. Right of Buyer to Nominate Related Company. Buyer shall have the right to nominate a company which controls, is controlled by, or is under common control with, Buyer, to acquire the Interests the Shares in its stead. In the event that Buyer nominates such related company, such company shall be entitled to the same rights, and shall be subject to the same liabilities, that Buyer has hereunder, and Buyer covenants and agrees that it will cause such related company to perform in accordance with the provisions hereof except that Buyer will issue and deliver the Buyer Shares. XIX. News Releases. No notices to third parties or other publicity, including press releases, concerning any of the transactions provided for herein shall be made unless planned and coordinated jointly between Buyer and Shareholders, unless Buyer is advised by counsel that a news release or disclosure is required or appropriate and Buyer is unable to comply with the terms of this Article after making reasonable efforts to do so. XX. Successors and Assigns. This Agreement shall be binding upon and shall inure to the benefit of the heirs, executors, administrators, successors and assigns of the parties hereto, but, except as provided for in Article XVIII hereof, shall not be assigned by any of the parties hereto without the prior written consent of the other parties. XXI. Governing Law. This Agreement shall be interpreted and construed in accordance with the laws of the state of Georgia. XXII. Execution in Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together shall constitute but one and the same document. XXIII. Miscellaneous. 23.1 Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto pertaining to the subject matters hereof and supersedes all negotiations, preliminary agreements and all prior or contemporaneous discussions and understandings of the parties hereto in connection with the subject matters hereof. 23.2 Amendments. No amendment, change or modification of any of the terms, provisions or conditions of this Agreement shall be effective unless made in writing and signed or initialed on behalf of the parties hereto by their duly authorized representatives. 23.3 Headings and Captions. The titles or captions of Articles and Paragraphs in this Agreement are provided for convenient reference only, and shall not be considered a part hereof for purposes of interpreting or construing or applying this Agreement, and such titles or captions shall not define, limit, extend, explain or describe the scope or extent of this Agreement or any of its terms or conditions. 23.4 Gender and Number. Words and phrases herein shall be construed in the singular or plural number and as masculine, feminine or neuter gender, according to the context, except that "Shareholders" shall always be construed herein as both singular and plural, since in all instances they are jointly and severally bound hereunder. 23.5 Notices. All notices hereunder or in connection herewith shall be in writing and, if to Buyer, shall be sufficient if delivered in person, by facsimile or by overnight delivery by a recognized national carrier to Betty M. Sullivan at the Accent Group, 5895 windward Parkway, Suite 220, Alpharetta, Georgia 30005; and, if to Shareholders, shall be sufficient if delivered in person, by facsimile or by overnight delivery by a recognized national carrier to Paul S. Romano at Cross Keys Capital, 20 Valley Road, Hershey, Pennsylvania 17033. IN WITNESS WHEREOF, Shareholders have executed this Agreement, and Buyer has caused this Agreement to be executed by its duly authorized officers and its corporate seal to be affixed and attested by its Secretary, as of the day, month and year first above written. CKC General Inc. Buyer: Lahaina Acquistions, Inc. /s/ Paul S. Romano /s/ L. Scott Demerau _________________________ ___________________________ By: Paul S. Romano, President By: L. Scott Demerau /s/ Frank Demarino Title: President and CEO

__________ Frank Demarino /s/ Robert G. Devlin

__________ Robert G. Devlin /s/ Frank A. Oliverio /s/ Paul S. Romano ________________________ ________________________ Frank A. Oliverio Paul S. Romano /s/ Carmen P. Romano

__________ Carmen P. Romano EX. 10-9 SETTLEMENT AGREEMENT WITH DAVID M. LINFERT This Settlement Agreement and Release ("Agreement") is made and entered into as of this 11th day of September, 2002 (the "Effective Date") by and among the following: David M. Linfert, Inc. ("DML, Inc."); David M. Linfert, Individually and f/b/o David M. Linfert Self-Directed IRA ("D.M. Linfert"); UCAP Incorporated f/k/a Lahaina Acquisitions, Inc. ("UCAP"); The Accent Group, Inc. ("Accent Group"); Accent Associates, LLC ("Accent Associates"); Accent Real Estate Group, Inc. ("Accent Real Estate"); Accent Mortgage Services, Inc. ("AMSI") and L. Scott Demerau ("Demerau") (collectively, the "Parties"). As used herein, "Linfert" shall collectively refer to DML, Inc. and D.M. Linfert. As used herein, the "Lahaina Parties" shall collectively refer to Lahaina, Accent Group, Accent Associates, Accent Real Estate, AMSI and Demerau. RECITALS A. The Parties have previously entered into a Settlement Agreement and Release dated as of May 25, 2001 (the "May 2001 Settlement Agreement"). B. Pursuant to the May 2001 Settlement Agreement, the Parties have entered into other transactions. C. In addition, certain of the Parties have entered into various side agreements. D. Linfert has subsequently obtained a Consent Judgment entered and filed on January 25, 2002 in the Superior Court of Fulton County, Georgia in the principal amount of $1,252,580.77 (the "Judgment"). The Judgment was taken on behalf of Accent Partners I, L.L.L.P. ("Accent Partners"). D.M. Linfert Self Directed IRA owns 871/2% of Accent Partners. Jill P. Linfert Self Directed IRA owns 121/2% of Accent Partners. E. Since that time, Linfert has engaged in efforts to collect the Judgment. F. The Lahaina Parties have disputed the amounts due under the Judgment. G. The Parties desire to settle and compromise fully and finally the various transactions, differences, claims, complaints, and counterclaims among them. WHEREFORE, in consideration of the mutual recitals, covenants and representations contained herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, it is agreed as follows: 1.0 Payment to Jill Linfert. Concurrent with the execution and delivery of this Agreement, UCAP agrees to pay Jill Linfert a total of $75,000 to satisfy the Arbitration Award (the "Arbitration Award") dated May 1, 2002 in American Arbitration Association case no. 30E181 00746 01, and any judgment resulting from the confirmation of the Arbitration Award. UCAP hereby assigns to Linfert for the benefit of Accent Partners the right to receive from Jill Linfert 20,000 shares of UCAP stock, to be liquidated in accordance with the provisions of section 11.0 hereof. 2.0 The Judgment. The Parties acknowledge that the current outstanding balance of the Judgment is $ 1,110,433.79. The Parties also acknowledge that Demerau has a claim to $135,000.00 of the proceeds of the Judgment. Linfert hereby sets off Accent Partners' obligation to pay $135,000.00 to Demerau against the balance due under the Judgment. In addition, UCAP shall pay $138,804.22 to pay off Jill Linfert's 121/2% interest in the Judgment, such sum to be paid as instructed by the title agent writing the title policy for certain property in Forsyth County, Georgia (the "Forsyth Property") subject to the Judgment's lien. With these two payments, the outstanding balance of the Judgment as of the Effective Date will be $836,629.57 (the "Outstanding Judgment Balance"). Demerau hereby agrees to the set off. From the Effective Date forward, interest on the Judgment shall accrue at the rate of nine percent (9%) per annum, and no more. 3.0 Loan Indemnification. The Parties acknowledge and represent that currently, there are certain outstanding construction loans in default which Accent Partners (or others acting on its behalf) has made to various mobile home construction borrowers, as evidenced by certain promissory notes (the "Construction Loans") from said borrowers (the "Construction Borrowers"). Exhibit "A" which is attached hereto and expressly incorporated herein by reference, constitutes a true and correct list of all of said Construction Loans and the corresponding collateral held by AMSI and Accent Partners, including the loan principal and accrued interest thereunder as of August 29, 2002 as well as the respective per diem interest amounts. For the purposes of this Section 3.0 only, AMSI shall promptly undertake all reasonable steps to collect all monies due under the Construction Loans and to deliver all quitclaims, satisfactions and other instruments necessary to accomplish said undertaking, and shall provide Linfert with weekly status reports regarding AMSI's collection activities. AMSI agrees that as each Construction Loan is sold, refinanced or otherwise paid, collected or satisfied in whole or in part (collectively, a "Payoff"), AMSI shall immediately cause said Payoff proceeds to be delivered to Linfert for the benefit of Accent Partners. AMSI shall not commingle any Payoff proceeds in any of its general accounts, shall hold the Payoff proceeds in trust for Linfert and shall endorse all Payoff checks and other remittances for delivery to Linfert pursuant to this Section. All Payoff proceeds shall be applied to and shall reduce the Outstanding Judgment Balance. AMSI agrees that at least $200,000.00 will be collected on the Construction Loans within 90 days of the Effective Date. AMSI agrees that a total of at least $450,000.00 will be collected on the Construction Loans within 180 days of the Effective Date. If AMSI collects at least $200,000.00 within 90 days of the Effective Date, and a total of at least $450,000.00 within 180 days of the Effective Date, Linfert shall file the Satisfaction of Judgment attached hereto as Exhibit "B." In lieu of actual collection of Construction Loans in the amounts provided in this Section 3.0, AMSI, or any of the Lahaina Parties, shall be entitled to remit cash payments for the deficiency to Linfert. As Payoff proceeds are delivered to Linfert, Linfert shall be authorized to disburse said monies to the Bankers Bank in satisfaction of monies due to said institution pursuant to the Mortgage Warehouse Loan and Security Agreement dated June 1, 1999 between Southern National Bank and Accent Partners and under the Promissory Note ancillary thereto of like date. 4.0 Demerau Shares as Security. Concurrent with the execution of this Agreement, Demerau shall deliver to D.M. Linfert for the sole use and benefit of Accent Partners, a stock pledge agreement in the form of Exhibit "C" attached hereto and expressly incorporated herein, together with 750,000 shares of UCAP Common Stock (the "Security Shares")(which shall be unrestricted except as to any applicable volume liquidation limitations under Rule 144) and accompanied by a Medallion Guarantee Stock Power, as security for the Lahaina Parties' performance of their obligations under this Agreement; and upon a default by the Lahaina Parties hereunder, Linfert may at his sole option liquidate any or all of said shares in such manner, timing and procedures as Linfert in his sole discretion shall determine appropriate and whether through public and/or private sales; provided, however, that the Security Shares shall be sold in a commercially reasonable manner, with the proceeds to be applied to the Outstanding Judgment Balance. At such time as the Outstanding Judgment Balance is reduced to $0 and UCAP has discharged all of its obligations under Section 9.0 hereof, the Security Shares, or the remaining portion thereof, shall be returned to Demerau with all reasonable and appropriate documentation. 5.0 Shares transferred April, 2002. As security for the performance of the May 2001 Settlement Agreement, and other matters, Demerau has previously delivered 274,400 shares of UCAP stock to D.M. Linfert for the benefit of Accent Partners. On April 19, 2002, Demerau delivered stock powers and a Medallion Guarantee to D.M. Linfert with respect to those shares. By this Agreement, Linfert shall retain 200,000 shares of that stock. The remaining 74,400 shares shall be liquidated in accordance with Section 11.0 hereof for the benefit of Accent Partners. 6.0 Shares Subject to Pledge Agreement. The books and records of UCAP show that 480,000 shares have been issued in the name of D.M. Linfert pursuant to a Subscription Agreement dated July 6, 2001. UCAP is presently holding those shares as collateral pursuant to a Stock Pledge Agreement dated as of July 2, 2001. The Stock Pledge Agreement is hereby terminated and the 480,000 shares will be delivered to D.M. Linfert for liquidation pursuant to section 11.0 hereof for the benefit of Accent Partners. 7.0 The Non-Recourse Note and 475,000 Shares. Pursuant to Paragraph 1 of the May 2001 Settlement Agreement, Lahaina delivered 475,000 shares of stock to Accent Partners, defined therein as the "Accent Shares." In return, Accent Partners delivered a Non-Recourse Note (the "Note") in the principal amount of $394,250.00 payable on January 2, 2003. UCAP shall now reflect on its books and records the cancellation of the Accent Shares and Accent Partners shall, within 10 days of the Effective Date, return the stock certificate to UCAP. The Note is hereby canceled, and within 10 days hereof, UCAP shall deliver the original Note to D.M. Linfert marked "canceled." 8.0 Warrant. Within 10 days of the Effective Date, UCAP shall deliver to D.M. Linfert for the benefit of Accent Partners a fully effective and enforceable warrant pursuant to which D.M. Linfert for the benefit of Accent Partners will be authorized to acquire from UCAP 330,000 shares of UCAP common stock at a price of $.01 per share. The warrant will be exercisable at any time on or after December 16, 2002. 9.0 The 300,000 Share Repurchase. Pursuant to Paragraph 6(b) of the May 2001 Settlement Agreement, the Lahaina Parties were obligated to purchase 300,000 shares of stock at a minimum price of $2.00 per share not later than May 25, 2002. The Lahaina Parties did not do so and Linfert has since filed a claim with the American Arbitration Association, Case No. 30 199 00 522 02, styled David and Jill Linfert vs. Lahaina Acquisitions, Inc., The Accent Group, Inc., Accent Associates, LLC, Accent Real Estate Group, Inc., Accent Mortgage Services, Inc. and L. Scott Demerau (the "Arbitration"). In satisfaction of the repurchase obligation, UCAP shall purchase the 300,000 shares at a price of $2.15 per share in monthly increments of 10,000 shares beginning in June, 2003. Each 10,000 share increment must be purchased on or between the 1st and 8th day of the respective month, and the obligation shall continue until all 300,000 shares have been purchased and paid for. UCAP may accelerate its repurchase, in whole or in part, at any time, at its sole discretion, without penalty. In each case where UCAP fails to make a repurchase by the 18th day of the respective month, the management fee provided in section 12.0 of this Agreement shall be reduced by $5,000.00. If the Forsyth Property is sold, the net proceeds of the sale received by UCAP shall be used to pay, to the fullest extent possible, the repurchase obligations provided in this Section 9.0. 10.0 Tower Financial Security. Tower Financial is currently holding as collateral 100,000 shares of UCAP stock. Upon Tower's release of those shares to UCAP or AMSI, UCAP and AMSI shall transfer and deliver 100,000 shares of UCAP stock to Accent Partners. 11.0 Liquidation of Shares by D.M. Linfert. Beginning on the first business day following the 30th day after the Effective Date, D.M. Linfert shall begin the liquidation of 574,400 shares of UCAP stock (made up of the shares discussed in sections 1.0, 5.0 and 6.0 hereof) as more particularly provided in this Section 11.0. D.M. Linfert shall sell, on the public market, for the benefit of Accent Partners, no more than 10,000 shares per trading day in blocks of no more than 2,500 shares per trade, subject to any volume limitation restrictions imposed by SEC Rule 144. The proceeds of each trade, less applicable commissions, shall be credited against the Outstanding Judgment Balance. D.M. Linfert shall, on each Monday during the period of liquidation, deliver confirmations of all sales for the preceding week to the Lahaina Parties. The confirmation shall specify the number of shares sold, the gross price and the price net of commissions. Linfert agrees to complete this process no later than 180 days after the Effective Date. At which time any unsold stock shall be valued at the average closing price of the UCAP stock over the preceding 10 days, and the total value of the remaining stock, thus priced, shall be applied so as to reduce the Outstanding Judgment Balance in that amount. 12.0 Funds in Excess of Outstanding Judgment Balance. To the extent that the collection of Construction Loans and the liquidation of the 574,400 shares pursuant to Section 11.0 hereof result in the Outstanding Judgment Balance being reduced to $0, any excess funds shall be applied against UCAP's obligation to purchase stock under Section 9.0 hereof. If, after 180 days from the Effective Date, the Outstanding Judgment Balance has not been reduced to $0, Linfert may liquidate the Security Shares to the extent necessary to reduce the Outstanding Judgment Balance to $0. At such time as the Lahaina Parties have timely satisfied all of their obligations under Sections 1 through 10 hereof, DML, Inc. shall deliver to UCAP a management fee in the amount of One Hundred Thousand and No/100 Dollars ($100,000.00). 13.0 Quit Claim. Upon full execution of this Agreement, Linfert shall execute a quit claim deed in the form attached hereto as Exhibit ____ and an Indemnification Agreement in the form of Exhibit ____. 14.0 Dismissals. Contemporaneously with the execution of this Agreement, Linfert shall file the Satisfaction of Judgment attached hereto as Exhibit "__." Within 5 days of the Effective Date, Linfert shall cause his claims in the Arbitration to be dismissed with prejudice, the parties to bear their own costs. 15.0 Forebearance. For so long as the Lahaina Parties are performing in accordance with this Agreement, Linfert shall not initiate any further collection or enforcement actions with respect to the Judgment, whether by garnishment, levy and execution, recordation of liens, domestication of judgment, post judgment discovery, or any other method authorized by law. 16.0 The May 2001 Settlement Agreement. As between the Parties, this Agreement is intended to supersede the May 2001 Settlement Agreement in its entirety, but without prejudice to the Judgment, except for Sections 3, 7, 8, 9 and 10, which shall survive and are incorporated herein by this reference. 17.0 Release by Linfert. Except as provided herein, Linfert hereby acknowledges full accord, satisfaction and settlement of any and all actions, causes of action, damages or claims of damages, sustained or claimed to have been sustained by him or due him through and including the Effective Date, or which may be sustained or due thereafter, arising out of, resulting from or related to any acts, conduct, transactions, dealings or omissions involving any of the Lahaina Parties (collectively the "Linfert Claims"). Linfert, having received and acknowledged the above stated consideration as full compensation for and on account of any and all injuries and damages which he has sustained or claimed, or may be entitled to claim, hereby waives, satisfies and settles all of the Linfert Claims, and does hereby, for himself, his heirs, successors, executors, administrators, agents and assigns, waive, satisfy, release and forever discharge the Lahaina Parties and their respective parents, subsidiaries, and affiliated corporations, limited liability companies and other entities, successors and assigns, and their respective officers, members, executors, personal representatives, trustees, directors, managers, shareholders, partners, employees, agents, attorneys, accountants, insurers, representatives, successors, heirs and assigns, past and present, from and against any and all claims, demands, costs, expenses, commissions, liens, debts, liabilities, judgments, sums of money, actions and causes of action of whatever kind and nature arising out of, resulting from, or in any way related to the Linfert Claims, including, but not limited to, all claims for contract damages, tort damages, breach of duty, conversion, special, general, direct and consequential damages, compensatory damages, loss of profits, injury to persons or property, punitive damages, attorney fees and any and all other damages of any kind or nature. Nothing contained in this Release shall excuse any Party from its obligation to perform under this Agreement. 18.0 Release by The Lahaina Parties. The Lahaina Parties, jointly and severally hereby acknowledge full accord, satisfaction and settlement of any and all actions, causes of action, damages or claims of damages, sustained or claimed to have been sustained by them or due them through and including the Effective Date, or which may be sustained or due thereafter, arising out of, resulting from or related to any acts, conduct, transactions, dealings or omissions involving Linfert (collectively the "Lahaina Parties Claims"). The Lahaina Parties, having received and acknowledged the above stated consideration as full compensation for and on account of any and all injuries and damages which they have sustained or claimed, or may be entitled to claim, hereby waive, satisfy and settle all of the Lahaina Parties Claim, and do hereby, for themselves, their heirs, successors, executors, administrators, agents and assigns, waive, satisfy, release and forever discharge Linfert and his respective parents, subsidiaries and affiliated corporations, limited liability companies and other entities, successors and assigns, and their respective officers, members, executors, personal representatives, trustees, directors, managers, shareholders, partners, employees, agents, attorneys, accountants, insurers, representatives, successors, heirs and assigns, past and present, from and against any and all claims, demands, costs, expenses, commissions, liens, debts, liabilities, judgments, sums of money, actions and causes of action of whatever kind and nature arising out of, resulting from, or in any way related to the Lahaina Parties Claims, including, but not limited to, all claims for contract damages, tort damages, breach of duty, conversion, special, general, direct and consequential damages, compensatory damages, loss of profits, injury to persons or property, punitive damages, attorney fees and any and all other damages of any kind or nature. Nothing contained in this Release shall excuse any Party from its obligation to perform under this Agreement. 19.0 No Admission of Liability. The parties acknowledge that this Agreement has been executed in connection with the compromise and settlement of disputed claims and matters and that this Agreement and the actions taken pursuant hereto do not constitute an acknowledgment or admission on the part of any party of liability for any matter or precedent upon which a liability may be assessed. Furthermore, the parties acknowledge that the execution of this Agreement shall not be construed as an admission by any party and has been entered into solely for the purpose of avoiding costly and time-consuming litigation of disputed claims. 20.0 Voluntary Execution. The parties represent and agree that they are fully aware of their respective rights to discuss any and all aspects of this matter with attorneys chosen by them; that they have thoroughly discussed all aspects of this Agreement with their private attorneys; that they have carefully read and fully understand all of the provisions of this Agreement; and that they are voluntarily entering into this Agreement. 21.0 Binding Effect. This Agreement shall be binding upon and inure to the benefit of the parties and their respective heirs, administrators, representatives, successors, assigns, affiliates, successors, subsidiaries, officers, directors and employees, as the context and intent of each provision herein shall require. 22.0 Severability. Should any provision of this Agreement be declared or be determined by an court to be illegal or invalid, the validity of the remaining parts, terms or provision shall not be affected thereby and said illegal or invalid part, term or provision shall be deemed not to be a part of this Agreement. 23.0 Notices. Any notices, reports, submittals or correspondence periodically exchanged among the parties or required by this Agreement shall be given by commercial courier delivery; or by first-class, certified mail, return receipt requested, addressed as follows (unless a change of address notice is delivered in accordance with the terms hereof): With respect to: (i) Linfert David M. Linfert 42 Vernon Glen Court Atlanta, Georgia 30338 With a copy for (i) above to: Gerald B. Kline, Esq. SIMS MOSS KLINE and DAVIS LLP 1000 Abernathy Road, N.E. Building 400, Suite 310 Atlanta, Georgia 30328 [which copy shall not constitute notice to said counsel's client] (ii) The Lahaina Parties UCAP Incorporated 1306 Military Road Benton, AR 72015 Attn: Mr. Dan Moudy With a copy to: Robert E. Altenbach, Esq. Greenberg Traurig, LLP 3290 Northside Parkway, N.W. Suite 400 Atlanta, Georgia 30327 [which copy shall not constitute notice to said counsel's client] All notices shall be deemed to have been received on the date of receipt, as evidenced by (i) the delivery of records of any commercial courier service; or (ii) a signed certified mail return receipt card or, if delivery is refused, three days following the sender's deposit of a mailed notice with the U.S. Postal Service with adequate postage thereon to achieve certified, first class delivery. 24.0 Confidentiality. It is the intent of the parties that this settlement and the existence and terms of this Agreement be maintained by them as strictly confidential. Accordingly, the parties agree that they have not previously and will not from this date forward divulge to or discuss with ( or encourage, direct, induce or cause others to divulge to or discuss with) any other person or entity , directly or indirectly, the existence and the terms of this Agreement. Without limiting the generality of the foregoing, no party shall issue or participate in any media release, disclosure, comment or interview relating to this proceeding; and should any party be contacted by the media, said party shall solely state that "the proceeding has been resolved and no additional comment will be given" without making any other inferences or innuendo regarding the settlement or the results of the Civil Action. The parties shall, however, be permitted to disclose the fact and terms of settlement under the following limited circumstances: (i) pursuant to valid order, discovery request or subpoena issued by or in connection with proceedings of a court or administrative tribunal of competent jurisdiction; (ii) at the request of, or as required by, a regulatory governmental agency with a legal right to compel disclosure of such information; (iii) in an action by one of the parties herein to enforce, interpret or pursue a breach of this Agreement; (iv) in discussions with a party's respective legal counsel and accountants to the extent disclosure is absolutely necessary; (v) confidentially, to potential investors and lenders where a party is required to disclose possible material events or occurrences affecting its operations or his/her financial circumstances but even then, limited disclosure shall occur; and (vi) in connection with proceedings in the Second Civil Action under circumstances where disclosure is absolutely required to advance or protect these parties' legal interests therein and in which event, this Agreement or any pleadings or testimony which shall reference this Agreement or its terms shall be filed under seal with the clerk of court. In the event disclosure is sought under subsections (i) and (ii) hereinabove, the party from whom disclosure is sought shall immediately and in any event, prior to any actual disclosure return date, notify the remaining parties of the disclosure request or demand and provide a copy thereof; and said recipients shall be entitled to object to disclosure through appropriate motions. The party from whom disclosure is sought under subsections (i) and (ii) shall also, prior to actually making disclosure and to the extent practicable and legally allowable, allow the remaining parties to make timely and appropriate objections to the requested disclosure. A party making disclosure pursuant to subsection (iii) shall file a copy of this Agreement under seal with the clerk of court. In the event of a breach of the terms of this Paragraph 21 (and without limiting the parties respective remedies for other breaches of this Agreement), the aggrieved party may commence an action for damages and/or pursue other available legal or equitable remedies, including but not limited to a demand for attorney's fees and punitive damages for any breaches of confidentiality; provided, however, that the remaining provisions of this Agreement shall at all times remain in full force and effect. The prohibitions of this Paragraph 21 shall apply to the parties and their respective officers, directors, employees, heirs, assigns, affiliates, successors, attorneys, accountants and representatives. 25.0 Representations and Warranties. Each of the Lahaina Parties makes the following representations and warranties to Linfert: a. Such party has the legal right and requisite power and authority to make and enter into this Agreement and to perform its obligations hereunder and to comply with the provisions hereof. The execution, delivery and performance of this Agreement by such party has been duly authorized by all necessary action on the part of said party's governing representatives. This Agreement has been duly executed and delivered by such party and constitutes the valid and binding obligation of such party enforceable against it in accordance with its terms, except as such enforcement may be limited by applicable bankruptcy, insolvency, moratorium or other similar laws affecting the rights of creditors generally and except that the availability of equitable remedies, including specific performance, is subject to the discretion of the court before which any proceeding therefor may be brought. b. The execution, delivery and performance of this Agreement by such party , and the compliance by such party with the provisions hereof, do not and will not (with or without notice or lapse of time, or both) conflict with, or result in any violation of, or default under, or give rise to any right of termination, cancellation or acceleration of any obligation or the lessening of a material benefit under, any loan or credit agreement, note, bond, mortgage, indenture, lease or other agreement, instrument, permit, concession, franchise, license, judgment, order, decree, statute, law, ordinance, rule or regulation applicable to such party or any of its properties or assets, other than any such conflicts, violations, defaults, or other effects which, individually or in the aggregate, do not and will not prevent, restrict or impede such party's performance of its obligations under and compliance with the provisions of this Agreement. The execution, delivery and performance of this Agreement by such party does not and will not contravene the charter, bylaws or other organizational documents of such party. c. No consent, approval, order or authorization of, or registration, declaration or filing with, any governmental or regulatory authority or any other person (other than any of the foregoing which have been obtained and, at the date in question, are then in effect) is required under existing laws as a condition to the execution, delivery or performance of this Agreement by such party. 26.0 Counterpart Execution. This Agreement shall be executed by the parties in or more counterparts, each of which shall be deemed an original and all of which together shall be one and the same instrument. 27.0 Governing Law. This Agreement is deemed to be made and entered into in the State of Georgia and shall in all respects be interpreted, enforced and governed under ties laws. The language of all parts of this Agreement shall in all cases be construed as a whole, according to its fair meaning, and not strictly for or against any of the parties. 28.0 Survival of Warranties and Representations. All representations, warranties, and undertakings of the parties as contained in this Agreement and any attached schedule, exhibit or any instrument delivered pursuant hereto shall survive the execution of this Agreement. 29.0 Merger. This Agreement sets forth the entire understanding and agreement among the parties hereto and supersedes any and all prior promises, agreements, representations, understandings or arrangements between the parties, whether oral or written, pertaining to the subject matter hereof unless otherwise provided herein. 30.0 Indemnification by Linfert. Linfert does hereby hold harmless the Lahaina Parties and their respective officers, directors, shareholders, partners, members, managers, attorneys, employees, servants, agents, successors, heirs, and assigns from any and all claims (including attorney fees and costs of defense) asserted by or on behalf of Jill Linfert, her heirs, successors and assigns, relating to the Judgment, the May 2001 Settlement Agreement, the Arbitration, the Arbitration Award, this Agreement, or the 20,000 shares of stock identified in Section 1.0 hereof. 31.0 Arbitration. The parties agree that with the exception of: (i) claims for injunctive, equitable or other extraordinary relief and (ii) future cross- or third-party claims asserted between or among them in any judicial proceeding, any dispute, claim or controversy of whatever nature between and among them arising out of or relating to the negotiation, execution, performance or breach of this Agreement or any other dealings between them shall be resolved solely by arbitration before three panel members in proceedings conducted in such place as specified by Linfert before the American Arbitration Association in accordance with its expedited procedures under its Commercial Arbitration Rules. The decision of said panel members shall be deemed conclusive, final and binding upon the parties and non-appealable except as provided in the Federal Arbitration Act, 9 USCss. 1 et seq.; and may be entered and confirmed as the judgment of any court of competent jurisdiction pursuant to said statute. The parties shall execute all submission agreements and other documents authorizing the submission of said dispute to arbitration for a final determination and award. The arbitration panel shall be empowered to award attorney fees and expenses of arbitration to the prevailing party in any such arbitration. 32.0 Amendments; Waivers. The terms, covenants, representations, warranties and conditions of this Agreement may be changed, amended, modified, waived, discharged or terminated only by a written instrument executed by all of the Parties and duly notarized. The failure of any party at any time or times to require performance of any provision of this Agreement shall in no manner affect the right of such party at a later date to enforce the same. No waiver by any party of any condition or the breach of any provision, term, covenant, representation or warranty contained in this Agreement, whether by conduct or otherwise, in any one or more instances shall be deemed to be or construed as a further or continuing waiver of any such condition or of the breach of any other provision, term, covenant, representation or warranty of this Agreement. IN WITNESS WHEREOF, the parties have executed this Agreement on the day and year first above written. /s/ David M. Linfert ________________________________ David M. Linfert, personally and on Signed, sealed and delivered before behalf of Accent Partners me this ___ day of September, 2002.

__________ Notary Public DAVID M. LINFERT, INC.; DAVID M. LINFERT F/B/O DAVID M. LINFERT SELF-DIRECTED IRA /s/ David M. Linfert By: _____________________________ Signed, sealed and delivered before David M. Linfert me this ___ day of September, 2002.

__________ Notary Public UCAP INCORPORATED /s/ Dan Moudy ___________________________ Dan Moudy Signed, sealed and delivered before President me this ___ day of September, 2002.

__________ Notary Public THE ACCENT GROUP, INC. /s/ Dan Moudy By:_____________________________ Dan Moudy Signed, sealed and delivered before President me this ___ day of September, 2002.

__________ Notary Public ACCENT ASSOCIATES, LLC /s/ Charles W. Demerau By:_____________________________ Charles Demerau Managing Member Signed, sealed and delivered before me this ___ day of September, 2002.

__________ Notary Public ACCENT REAL ESTATE GROUP, INC. /s/ Dan Moudy By:_____________________________ Dan Moudy President Signed, sealed and delivered before me this ___ day of September, 2002.

__________ Notary Public ACCENT MORTGAGE SERVICES, INC. /s/ Betty M. Sullivan By:_____________________________ Betty M. Sullivan President Signed, sealed and delivered before me this ___ day of September, 2002.

__________ Notary Public /s/ L. Scott Demerau _____________________________ L. Scott Demerau Signed, sealed and delivered before me this ___ day of September, 2002.

__________ Notary Public EX. 10-10 MODIFICATION TO SETTLEMENT AGREEMENT AND RELEASE WITH DAVID M. LINFERT MODIFICATION TO SETTLEMENT AGREEMENT AND RELEASE This Modification to Settlement Agreement and Release ("Modification Agreement") is made and entered into as of this 10th day of December, 2002 (the "Effective Date") by and among the following: David M. Linfert, Inc. ("DML, Inc."); David M. Linfert, Individually and f/b/o David M. Linfert Self-Directed IRA ("D.M. Linfert"); UCAP Incorporated f/k/a Lahaina Acquisitions, Inc. ("UCAP"); The Accent Group, Inc. ("Accent Group"); Accent Associates, LLC ("Accent Associates"); Accent Real Estate Group, Inc. ("Accent Real Estate"); Accent Mortgage Services, Inc. ("AMSI") and L. Scott Demerau ("Demerau") (collectively, the "Parties"). As used herein, "Linfert" shall collectively refer to DML, Inc. and D.M. Linfert. As used herein, the "Lahaina Parties" shall collectively refer to Lahaina, Accent Group, Accent Associates, Accent Real Estate, AMSI and Demerau. RECITALS A. The Parties have previously entered into a Settlement Agreement and Release dated as of May 25, 2001 (the "May 2001 Settlement Agreement"). B. Pursuant to the May 2001 Settlement Agreement, the Parties have entered into other transactions. C. In addition, certain of the Parties have entered into various side agreements. D. Linfert has subsequently obtained a Consent Judgment entered and filed on January 25, 2002 in the Superior Court of Fulton County, Georgia in the principal amount of $1,252,580.77 (the "Judgment"). The Judgment was taken on behalf of Accent Partners I, L.L.L.P. ("Accent Partners"). D.M. Linfert Self Directed IRA owns 871/2% of Accent Partners. Jill P. Linfert Self Directed IRA owns 121/2% of Accent Partners. E. Since that time, Linfert has engaged in efforts to collect the Judgment. F. The Lahaina Parties have disputed the amounts due under the Judgment. G. The Parties have previously entered into a Settlement Agreement dated as of September 11, 2002, which superseded the May 2001 Settlement Agreement in its entirety, but without prejudice to the Judgment, except for Sections 3, 7, 8, 9 and 10 (the “September 2002 Settlement Agreement”).

H. The Parties desire to modify the September 2002 Settlement Agreement and to settle and compromise fully and finally the various transactions, differences, claims, complaints, and counterclaims among them. WHEREFORE, in consideration of the mutual recitals, covenants and representations contained herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, it is agreed as follows: 1.0 Loan Indemnification. Section 3.0 of the September 2002 Settlement Agreement is hereby modified as follows: AMSI shall assign all of its right, title and interest in and to the Construction Loans, and any corresponding collateral, including any foreclosure rights or properties previously foreclosed upon to UCAP and Accent Partners. For the purposes of Section 3.0 of the September 2002 Settlement Agreement only, UCAP and Accent Partners (or their respective designees) shall promptly undertake all reasonable steps to collect all monies due under the Construction Loans and to deliver all quitclaims, satisfactions and other instruments necessary to accomplish said undertaking, and shall provide Linfert with weekly status reports regarding UCAP and Accent Partners collection activities. UCAP and Accent Partners agree that as each Construction Loan is sold, refinanced or otherwise paid, collected or satisfied in whole or in part (collectively, a "Payoff"), said Payoff proceeds shall immediately be delivered to Linfert for the benefit of Accent Partners. UCAP and Accent Partners shall not commingle any Payoff proceeds in any of its general accounts, shall hold the Payoff proceeds in trust for Linfert and shall endorse all Payoff checks and other remittances for delivery to Linfert pursuant to this Section. All Payoff proceeds shall be applied to and shall reduce the Outstanding Judgment Balance. UCAP further agrees to assist Accent Partners in refinancing or obtaining new financing for any of the Construction Loans that require such. Linfert acknowledges that, to date, $40,000 has been received pursuant to Section 3.0 of the September 2002 Settlement Agreement. UCMC agrees that the following amounts will be collected on the Construction loans prior to or at the following times: Amount Time From Effective Date $53,333.00 30 days An additional $53,333.00 60 days An additional $203,334.00 90 days An additional $100,000.00 135 days If UCMC collects the foregoing amounts within the foregoing times, Linfert shall file the Satisfaction of Judgment attached to the September 2002 Settlement Agreement as Exhibit "B." In lieu of actual collection of Construction Loans in the amounts provided above, UCAP, or any of the Lahaina Parties, shall be entitled to remit cash payments for the deficiency to Linfert. 2.0 Liquidation of Shares by D.M. Linfert. Section 11.0 of the September 2002 Settlement Agreement is hereby modified as follows: The limitations provided in Section 11.0 of the September 2002 Settlement Agreement, which limit D.M. Linfert to sell on the public market, for the benefit of Accent Partners, no more than 10,000 shares per trading day in blocks of no more than 2,500 shares per trade, shall expire and no longer be applicable as of January 1, 2003; however, D.M. Linfert shall remain subject to any volume limitation restrictions imposed by SEC Rule 144. 3.0 Dismissal of AMSI. Upon AMSI's assignment of all of its right, title and interest in and to the Construction Loans, and any corresponding collateral, including any foreclosure rights or properties foreclosed upon to UCAP, Linfert shall file the Satisfaction of Judgment attached hereto as Exhibit "__" with respect to AMSI and AMSI shall have no further obligations under the May 2001 Settlement Agreement or September 2002 Settlement Agreement. 4.0 The September 2002 Settlement Agreement. Except as modified herein, all of the terms and conditions of the September 2002 Settlement Agreement remain unchanged and in full force and effect. Unless otherwise defined herein, any capitalized term used in this Modification Agreement shall have the meaning given to such term in the September 2002 Settlement Agreement. 5.0 Voluntary Execution. The parties represent and agree that they are fully aware of their respective rights to discuss any and all aspects of this matter with attorneys chosen by them; that they have thoroughly discussed all aspects of this Modification Agreement with their private attorneys; that they have carefully read and fully understand all of the provisions of this Modification Agreement; and that they are voluntarily entering into this Modification Agreement. 6.0 Binding Effect. This Modification Agreement shall be binding upon and inure to the benefit of the parties and their respective heirs, administrators, representatives, successors, assigns, affiliates, successors, subsidiaries, officers, directors and employees, as the context and intent of each provision herein shall require. 7.0 Severability. Should any provision of this Modification Agreement be declared or be determined by an court to be illegal or invalid, the validity of the remaining parts, terms or provision shall not be affected thereby and said illegal or invalid part, term or provision shall be deemed not to be a part of this Modification Agreement. 8.0 Representations and Warranties. Each of the Lahaina Parties makes the following representations and warranties to Linfert: a. Such party has the legal right and requisite power and authority to make and enter into this Modification Agreement and to perform its obligations hereunder and to comply with the provisions hereof. The execution, delivery and performance of this Modification Agreement by such party has been duly authorized by all necessary action on the part of said party's governing representatives. This Modification Agreement has been duly executed and delivered by such party and constitutes the valid and binding obligation of such party enforceable against it in accordance with its terms, except as such enforcement may be limited by applicable bankruptcy, insolvency, moratorium or other similar laws affecting the rights of creditors generally and except that the availability of equitable remedies, including specific performance, is subject to the discretion of the court before which any proceeding therefor may be brought. b. The execution, delivery and performance of this Modification Agreement by such party , and the compliance by such party with the provisions hereof, do not and will not (with or without notice or lapse of time, or both) conflict with, or result in any violation of, or default under, or give rise to any right of termination, cancellation or acceleration of any obligation or the lessening of a material benefit under, any loan or credit agreement, note, bond, mortgage, indenture, lease or other agreement, instrument, permit, concession, franchise, license, judgment, order, decree, statute, law, ordinance, rule or regulation applicable to such party or any of its properties or assets, other than any such conflicts, violations, defaults, or other effects which, individually or in the aggregate, do not and will not prevent, restrict or impede such party's performance of its obligations under and compliance with the provisions of this Modification Agreement. The execution, delivery and performance of this Agreement by such party does not and will not contravene the charter, bylaws or other organizational documents of such party. c. No consent, approval, order or authorization of, or registration, declaration or filing with, any governmental or regulatory authority or any other person (other than any of the foregoing which have been obtained and, at the date in question, are then in effect) is required under existing laws as a condition to the execution, delivery or performance of this Modification Agreement by such party. 9.0 Counterpart Execution. This Modification Agreement shall be executed by the parties in or more counterparts, each of which shall be deemed an original and all of which together shall be one and the same instrument. 10.0 Survival of Warranties and Representations. All representations, warranties, and undertakings of the parties as contained in this Modification Agreement and any attached schedule, exhibit or any instrument delivered pursuant hereto shall survive the execution of this Modification Agreement. IN WITNESS WHEREOF, the parties have executed this Modification Agreement on the day and year first above written. /s/ David M. Linfert ________________________________ David M. Linfert, personally and on Signed, sealed and delivered before behalf of Accent Partners me this ___ day of December, 2002.

__________ Notary Public DAVID M. LINFERT, INC.; DAVID M. LINFERT F/B/O DAVID M. LINFERT SELF-DIRECTED IRA /s/ David M. Linfert By: _____________________________ Signed, sealed and delivered before David M. Linfert me this ___ day of December, 2002.

__________ Notary Public UCAP INCORPORATED /s/ Dan Moudy By:_____________________________ Dan Moudy Signed, sealed and delivered before President me this ___ day of December, 2002.

__________ Notary Public THE ACCENT GROUP, INC. /s/ Dan Moudy By:_____________________________ Dan Moudy Signed, sealed and delivered before President me this ___ day of December, 2002.

__________ Notary Public ACCENT ASSOCIATES, LLC /s/ Charles Demerau By:_____________________________ Charles Demerau Managing Member Signed, sealed and delivered before me this ___ day of December, 2002.

__________ Notary Public ACCENT REAL ESTATE GROUP, INC. /s/ Dan Moudy By:_____________________________ Dan Moudy President Signed, sealed and delivered before me this ___ day of December, 2002.

__________ Notary Public ACCENT MORTGAGE SERVICES, INC. /s/ Betty M. Sullivan By:_____________________________ Betty M. Sullivan President Signed, sealed and delivered before me this ___ day of December, 2002.

__________ Notary Public /s/ L. Scott Demerau ______________________________ L. Scott Demerau Signed, sealed and delivered before me this ___ day of December, 2002.

__________ Notary Public EX 23.1 CONSENT OF INDEPENDENT AUDITORS The Board of Directors UCAP, Incorporated

We consent to the inclusion of our report dated December 20, 2002, with respect to the consolidated balance sheets of UCAP, Incorporated and Subsidiaries as of September 30, 2002 and September 30, 2001 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, which report has been included in the Form 10 KSB of UCAP, Incorporated.

MOORE STEPHENS FROST Little Rock, Arkansas January 28, 2003