Form 10QSB
period 2002-12-31
UCAP INC
filed 2003-02-14
CIK 855684

 UCAP, INCORPORATED UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-QSB (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2002 OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____to Commission file number 0-27480 UCAP, INCORPORATED --------------------------------------------------------- (Exact Name of Registrant as Specified in Its Charter) Colorado 84-1325695 ----------------- ------------------- (State or Other (IRS Employer Jurisdiction of Identification No.) Incorporation or Organization) 14001 East Iliff, Suite 700 Aurora, Colorado 80014 --------------------------------------------------------- (Address of Principal Executive Offices) (303) 696-1700 --------------------------------------------------------- (Registrant's Telephone Number, Including Area Code) Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No The number of outstanding shares of the Registrant's Common Stock, no par value per share, were 33,576,466 on February 7, 2002. UCAP, INCORPORATED FORM 10-QSB INDEX PART I. FINANCIAL INFORMATION Page -------- Item 1. Financial Statements Consolidated Balance Sheets as of December 31, 2002 3 and September 30, 2002 Consolidated Statement of Operations for the Three 4 Months Ended December 31, 2002 and December 31, 2001 Consolidated Statement of Stockholders' 5 Equity Consolidated Statement of Cash Flows for the Three 6 Months Ended December 31, 2002 and December 31, 2001 Notes to Consolidated Financial Statements 8 Item 2. Management's Discussion and Analysis of Financial 15 Condition and Results of Operations PART II. OTHER INFORMATION Item 1. Legal Proceedings 18 Item 2. Changes in Securities and Use of Proceeds 18 Item 3. Defaults upon Senior Securities 18 Item 4. Submission of Matters to a Vote of Security 18 Holders Item 5. Other Information 18 Item 6. Exhibits and Reports on Form 8-K 18 Signatures 19 Exhibits 20 2 PART I - FINANCIAL INFORMATION Item 1. Financial Statements UCAP, INCORPORATED CONSOLIDATED BALANCE SHEETS
                                                                                               December 31,   September 30,
                                                                                                   2002          2002
                                                                                               ------------    ------------
                                                                                               (unaudited)

ASSETS

Cash                                                                                           $    327,538    $    258,562
Certificates of deposit                                                                             120,000             --
Real estate held for sale                                                                         6,221,587       6,221,587
Mortgage loans held for sale, net                                                               113,963,799     124,042,286
Property and equipment, net                                                                       1,584,513       1,264,439
Mortgage Fees Receivable                                                                          2,308,985       3,982,001
Investment securitites                                                                            1,092,141              --
Due from related party                                                                                   --           9,037
Goodwill, net                                                                                     3,504,716       3,504,716
Deferred income tax benefit                                                                       2,100,000       2,500,000
Other assets                                                                                        146,355         418,368
                                                                                                ------------    ------------
         Total assets                                                                          $131,369,634    $142,200,996
                                                                                                ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Accounts payable and accrued expenses                                                      $  1,858,480    $  3,825,398
    Accrued interest payable                                                                             --         272,636
    Notes payable - warehouse line                                                              115,556,772     125,767,938
    Due to related parties and stockholders                                                       4,375,000       3,825,000
                                                                                               ------------    ------------
         Total liabilities                                                                      121,790,252     133,690,972
                                                                                               ------------    ------------
Commitments and contingencies

Stockholders' equity (deficit):
    Preferred series B convertible stock, 2,000,000 shares authorized, 0 Shares and
    1,650,000 shares issued and outstanding at December 31, 2002 and September 2002                     --     1,650,000
    Common stock, no par value, 800,000,000 shares authorized, 33,576,466 and 33,677,306 shares issued and outstanding at December 31, 2002 and September 30, 2002, respectively
    Additional paid in capital                                                                   12,245,821     10,200,390
    Accumulated earnings (deficit)                                                               (2,666,439)    (3,340,366)
                                                                                               ------------    ------------
                                                                                                  9,579,382      8,510,024
    Less: Subscriptions receivable                                                                       --             --
                                                                                               ------------    ------------
        Total stockholders' equity                                                                9,579,382      8,510,024
                                                                                               ------------    ------------
        Total liabilities and stockholders' equity                                             $131,369,634   $142,200,996
                                                                                               ============    ============
See accompanying notes to consolidated financial statements 3 UCAP, INCORPORATED CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)
                                                                                                                    (a)
                                                                                          Three Months          Three Months
                                                                                             Ended                 Ended
                                                                                          December 31,          December 31,
                                                                                              2002                 2001
                                                                                          -------------         -------------

Revenue:
     Mortgage Brokerage services                                                          $  8,683,283          $  5,553,946
     Other ordinary income                                                                     641,986                    --
                                                                                          ------------          ------------
          Total revenue                                                                      9,325,269             5,553,946
                                                                                          ------------          ------------
Operating expenses:
     Broker commissions                                                                      1,820,075             1,167,281
     Salaries and employee benefits                                                          2,615,399             1,448,799
     General and administrative                                                              3,261,337             2,105,620
     Professional expenses                                                                      83,812                94,731
     Rent expense                                                                              308,103               193,705
     Amortization of goodwill                                                                       --                 2,417
     Property taxes                                                                                 --               (45,358)
     Depreciation and amortization                                                              57,642                36,993
                                                                                          ------------          ------------
          Total operating expenses                                                           8,146,368             5,004,188
                                                                                          ------------          ------------
Operating profit (loss)                                                                      1,178,901               549,758

Other expense (income):
     Interest income                                                                               --               (288,085)
     Other income                                                                                  --               (179,850)
     Interest expense                                                                          104,974               197,051
                                                                                          ------------          ------------
                                                                                               104,974              (270,884)

                                                                                          ------------          ------------
Income before income taxes                                                                   1,073,927               820,642
Income taxes                                                                                  (400,000)              (96,000)
                                                                                          ------------          ------------
Net income                                                                                $    673,927          $    724,642
                                                                                          ============          ============
Basic earnings per share                                                                  $       0.02          $       0.03
                                                                                          ============          ============
Diluted earnings per share                                                                $       0.02          $       0.03
                                                                                          ============          ============
Weighted average shares outstanding - basic                                                 31,528,846            25,052,432
                                                                                          ============          ============
Weighted average shares outstanding - diluted                                               36,228,846            25,053,432
                                                                                          ============          ============
See accompanying notes to consolidated financial statements 4 UCAP, INCORPORATED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
                                                                                       Additional
                                                Common Stock         Preferred Stock     Paid-in         Accumulated
                                             Shares     Amount    Shares   Amount        Capital           Earnings        Total
                                          -----------  --------  -------  -----------  -----------    ---------------  -------------

Balance at September 30, 2002             33,677,306  $      --       --  $ 1,650,000  $10,200,390    $ (3,340,366)     $  8,510,024

Common stock issued in connection with
repricing agreement on UCMC acquisition      121,303         --       --           --           --              --                --

Common stock issued on preferred
stock conversion                           1,900,627         --       --   (1,650,000)   1,650,000              --                --

Common stock issued in settlement
of debt                                      177,240         --       --           --      395,431              --           395,431

Common stock cancelled in satisfaction
of collateral for note                    (2,400,000)        --       --           --          --               --                --

Common stock issued in payment
of services                                  100,000         --       --           --          --               --                --

Net income                                        --         --       --           --          --         673,927           673,927
                                          ----------   --------   -------   --------- ------------    ------------     -------------
Balance at December 31, 2002              33,576,476  $      --        -- $        --  $12,245,821    $ (2,666,439)    $   9,579,382
                                          ==========   ========  ========  ==========  ===========    ============     =============
See accompanying notes to consolidated financial statements 5 UCAP, INCORPORATED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
                                                                               Three Months         Three Months
                                                                                   Ended                Ended
                                                                                December 31,         December 31,
                                                                                    2002                 2001
                                                                              ---------------       ---------------

Cash Flows from Operating Activities:
  Net income                                                                 $     673,927         $     724,642
  Adjustments:
   Depreciation and amortization                                                    57,642                39,410
      Changes in:
     Income tax asset                                                              400,000                96,000
     Accounts receivable                                                         1,673,016               168,390
     Mortgage loans held for sale                                               10,078,487           (26,739,614)
     Investment securities                                                      (1,092,141)                   --
     Due from related party                                                          9,037               (25,209)
     Other assets                                                                  272,013               178,019
     Accounts payable and accrued expenses                                      (1,966,918)              (78,816)
     Accrued interest payable                                                     (272,636)             (348,163)
                                                                              ------------           ------------
Net cash provided by (used in) operating activities                              9,832,427           (25,985,341)
                                                                              ------------           ------------
Cash Flows from Investing Activities:
   Purchase of property and equipment                                             (377,716)             (174,752)
                                                                               ------------         ------------
Net cash provided by (used in) investing activities                               (377,716)             (174,752)
                                                                              ------------          ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of notes payable                                              --            26,004,720
   Repayment of notes payable                                                  (10,211,166)                   --
   Increase in additional paid in capital                                          395,431             1,389,414
   Increase in amounts due to related parties                                      550,000                77,140
                                                                              ------------          ------------
Net cash provided by financing activities                                       (9,265,735)           27,471,274
                                                                              ------------          ------------

Net increase in cash                                                               188,976             1,311,181
Cash, at beginning of the period                                                   258,562               850,665
                                                                              ------------          ------------

Cash, at end of the period                                                    $    447,538          $  2,161,846
                                                                              ============          ============
See accompanying notes to consolidated financial statements 6 UCAP, INCORPORATED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited) (Continued)
                                                                                           Three Months        Three Months
                                                                                               Ended               Ended
                                                                                           December 31,        December 31,
                                                                                               2002                2001
                                                                                          ---------------    ---------------

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                               $       104,974    $       197,051
See accompanying notes to consolidated financial statements 7 UCAP, INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Three Months ended December 31, 2002 (Unaudited) 1. Summary of Significant Accounting Policies Interim Reporting The accompanying unaudited interim condensed consolidated financial statements have been prepared by management in accordance with the accounting policies described in the Company's Annual Report for the year ended September 30, 2002. Certain information and footnote disclosures normally found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, and the Independent Auditors' Report included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 (the "2002 Form 10-KSB"). Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements included in the 2002 Form 10-KSB. The Company has consistently followed those policies in preparing this report. The consolidated financial statements for the three-month period ended December 31, 2001 includes the information for the segments represented by Cross Keys Capital, Inc., United Capital Mortgage Corporation and their corporate functions. The consolidation financial statements for the three-month period ended December 31, 2002 includes United Capital Mortgage Corporation, UCMC Real Estate I and their corporate functions. 8 2. Real Estate Held for Sale Real estate held for development at December 31, 2002 consists of the following:
        Land and real estate held for sale          $ 6,221,587
                                                    -----------
                                                    $ 6,221,587
                                                    ===========
3. Mortgage Loans held for Sale, net Mortgage loans held for sale in the amount of approximately $114,000,000 represent mortgages acquired by United Mortgage resulting from its mortgage brokerage operations and is offset by corresponding notes payable under its warehouse line. 4. Goodwill Goodwill represents the excess of cost over the net assets of acquired businesses. Effective October 1, 2001, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" which eliminated the requirementfor systematic amortization of goodwill and replaces it with a requirement to evaluate goodwill for impairment on at least an annual basis. Prior to October 1, 2001, goodwill was being amortized by the straight-line method over periods ranging from ten to fifteen years. Goodwill at December 31, 2002, consisted of the following: Purchase of United Capital Mortgage $ 3,644,940 ----------- $ 3,644,940 Less accumulated amortization (140,224) ----------- Goodwill, net $ 3,514,716 =========== 9 5. Other Assets Other assets at December 31, 2002, consists of the following:
Prepaid expenses                                                $  176,015
Deposits                                                           138,181
Other                                                             (167,841)
                                                                ----------
                                                               $   146,355
                                                                ==========
Prepaid expenses consist primarily of the unexpired portions of insurance policies purchased by the Company in the ordinary course of business and other normal business expenses paid in advance of their use. 6.Notes Payable - warehouse line Notes payable - warehouse line in the amount of approximately $115,600,000 represents primarily advances taken by United Mortgage under its revolving financing agreement resulting from its mortgage brokerage operations and is offset by corresponding mortgage loans held for sale, net. 10 7. Notes Payable General corporate indebtedness: Notes payable related parties: Note payable to stockholder; interest at 7.5%; cue September 10, 2003; secured by mortgages on real estate $ 1,750,000 Note payable to stockholder; interest at LIBOR plus 5.0%; due December 17, 2003; convertible to Company stock; subordinated in payment to the Company's warehouse line of credit 1,000,000 Note payable to a stockholder; interest at 7.0%; due February 14, 2003; unsecured 625,000 Note payable to a stockholder; interest at 7.5%; due August 21, 2003; secured by second mortgage on real estate 350,000 Secured note payable to a stockholder, interest at 7%, due on demand. 650,000 ------------ Total notes payable related parties 4,375,000 ------------ Total notes payable $ 4,375,000 ============ 11 8. Commitments and Contingencies Legal Proceedings The Company has not been notified of any items occurring during the quarter ended December 31, 2002 that would have a material affect of the Company's financial position other than those reported on Form 8-K, dated February 11, 2003. Please refer to the Form 8-K referenced as well as the Form 10-KSB dated January 28, 2003 for information regarding specific continuing legal matters. 12 8. Commitments and Contingencies (cont.) The Company is also subject to various litigation in the ordinary course of business. In the opinion of management, resolution of such matters will not have a significant effect on the financial position of the Company. 9. Segment Information The Company currently operates in two business segments: Mortgage Banking and Real Estate Sales. A further description of each business segment, at September 30, 2002, along with the corporate services area follows: Mortgage Banking - provides mortgage brokerage origination services to consumers through several traditional branch offices located primarily in the Aurora, Colorado area. Real Estate Sales - this segment is limited to the sale of certain real estate held as inventory by the Company. Corporate - services include human resources, legal, accounting and various other of the Company's unallocated overhead charges. The accounting policies of the segments are the same as those described in Note B, "Summary of Significant Accounting Policies." The Company evaluates performance based on revenues and operating income (loss) of the respective segments. There are no intersegment revenues. 13 The following sets forth certain financial information attributable to the Company's business segments as of December 31, 2002:
                                     Mortgage        Real Estate
                                    Brokerage           Sales          Corporate          Total
                                  -------------     -------------    -------------    -------------

Revenues                          $   9,325,269     $         --     $         --     $   9,325,269

Operating profit (loss)           $   1,302,915     $    (10,026)    $   (113,988)    $   1,178,901

Depreciation and amortization     $      57,642     $         --     $         --     $      57,642

Identifiable assets               $ 122,735,838     $  6,221,587     $  2,412,209     $ 131,369,634

Capital expenditures              $     377,716     $         --     $         --     $     377,716
The following sets forth certain financial information attributable to the Company's business segments as of December 31, 2001:
                                      Mortgage        Real Estate
                                     Brokerage        Development      Corporate         Total
                                  -------------     -------------    -------------    -------------

Revenues                          $  5,842,031     $     16,611      $    163,239     $  6,021,881

Operating profit (loss)           $    939,146     $     14,194      $   (132,698)    $    820,642

Depreciation and amortization     $     30,687     $      2,417      $      3,889     $     36,993

Identifiable assets               $108,504,806     $    909,481      $  9,450,906     $118,865,193

Capital expenditures              $    172,335     $         --      $         --     $    172,335
14 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-QSB contain forward-looking statements that involve risks and uncertainties. Those statements relate to dividends; business plans, programs and trends; results of future operations; uses of future earnings; satisfaction of future cash requirements; funding of future growth; acquisition plans; and other matters. Words or phrases such as "will," "hope," "expect," "intend," "plan" or similar expressions are generally intended to identify forward-looking statements. Those statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein. The principal risks and uncertainties that may affect the Company's actual performance and results of operations include the following: general economic conditions and interest rates; adverse weather; changes in property taxes and energy costs; changes in federal income tax laws and federal mortgage financing programs; governmental regulation; changes in governmental and public policy; changes in economic conditions specific to one or more of the Company's markets and businesses; competition; availability of raw materials; and unexpected operations difficulties. Other risks and uncertainties may also affect the outcome of the Company's actual performance and results of operations, including those listed in our 10-KSB for the year ended September 30, 2002. Readers are cautioned not to place undue reliance on the forward-looking statements made in, or incorporated by reference into, this Quarterly Report on Form 10-QSB or in any document or statement referring to this Quarterly Report on Form 10-QSB. Results of Operations FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2002, COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 2001: Revenues Revenues for the three-month period ended December 31, 2002, totaled $9,325,269 compared to $5,553,946 for the three-month period ended December 31, 2001. This increase of $3,771,323 or 67.90% was due to the concentration on the mortgage banking business of United Capital Mortgage Corporation. Operating Expenses Operating expenses for the three month period ended December 31, 2002 totaled $8,146,368 compared to $5,004,188 for the three-month period ended December 31, 2001. This increase of $3,142,180 or 62.79% was due to the increased commissions paid due to the increase in volume of United Capital Mortgage Corporation as well as additional costs due to the establishment of wholesale channel and transition of the secondary marketing efforts. 15 Operating Profit and Loss Operating profits for the three month period ended December 31, 2002 totaled $1,178,901 compared to an operating profit of $549,758 for the three-month period ended December 31,2001. This increase in operating profit of $629,143 was, in part, due to the concentration of the Company on the mortgage banking activities of United Capital Mortgage Company. Also included in the operating results were organizational issues which the Company's management expects to resolve over the next three to six months through the refining of it's wholesale operation segment and the completion of the transition in secondary marketing efforts. Other Expense (Income) During the quarter ended December 31, 2002, the Company recorded no interest income compared to approximately $288,000 for the quarter ended December 31, 2001. This decrease is primarily due to the discontinued activities of its subsidiary, Cross Keys Capital. The Company considers the interest income of United Capital Mortgage, $1,446,508, to be operating income within the mortgage banking segment and records that income as operating income of the segment. During the quarter ended December 31, 2002, the Company recorded interest expense of approximately $105,000 compared to approximately $197,000 for the quarter ended December 31, 2001. This decrease of approximately $92,000 is primarily due to the refinancing of the real estate asset and lower, more favorable interest rates. The Company considers the interest expense of UCMC, approximately $1,126,000, to be an operating expense within the mortgage bank segment and records that expense as an operating expense of the segment. Net Income The Company recorded net income of $673,927 for the three-month period ended December 31, 2002 compared to net income of $724,642 for the three-month period ended December 31, 2001. Basic and diluted earnings per share for the three-month period ended December 31, 2002, were $0.02.and $0.02., respectively. Basic and diluted earnings per share for the three-month period ended December 31, 2001, was $0.03. Liquidity and Capital Resources The Company provided cash from operating activities totaling $9,832,427 for the three-month period ended December 31, 2002. The principal components of cash generated in operating activities included its net profit of $673,927, reduction in accounts receivable of $1,673,016 and a reduction in mortgage loans held for sale in the amount of $10,078,487. The principal component of cash used was its decrease in accounts payable and accrued expenses in the amount of $1,966,918. The Company used cash for operating activities totaling $25,985,341 for the three-month period ended December 31, 2001. The principal component of cash generated in operating activities was its net profit of $724,642. The principal component of cash used was its increase in mortgage loans held for sale in the amount of $26,736,614. The Company used cash for investing activities totaling $377,716 for the purchase of property and equipment during the three-month period ended December 31, 2002. The Company used cash for investing activities totaling $174,752 for the purchase of property and equipment during the three-month period ended December 31, 2001. 16 Cash used in financing activities totaled $9,265,735 for the three-month period ended December 31, 2002. This amount consisted of a reduction in the operating warehouse line of credit in the amount of $10,211,166, additions to capital by officers and shareholders of the Company totaling $395,431 and an increase in the amounts due to shareholders and officers in the amount of $550,000. Cash provided from financing activities totaled $ 27,471,274 for the three-month period ended December 31, 2001. This amount consisted of proceeds from the additions in the amount of $26,004,720 to the operating warehouse line of credit of UCMC and additions to capital by officers of the Company totaling $1,389,414. Management's plan is to continue to restructure or refinance its existing obligations, increase the volume of mortgage loans brokered through its mortgage operations, develop and sell its various parcels of real estate and, ultimately, to achieve sustainable profitability and positive cash flow. The Company intends to pursue selected acquisition opportunities. The timing or success of any acquisition efforts is unpredictable. Accordingly, the Company is unable to accurately estimate its expected capital commitments. Funding for future acquisitions will likely come from a combination of additional borrowings and the issuance of additional equity. Volumes The Company's commitment to focus on the mortgage brokerage business of United Capital Mortgage Corporation is reflected in the increased operating volumes of the subsidiary. Operating volumes compare for the quarters ended December 31, 2002, and December, 2001, as follows: 2002 2001 ------------- ------------- Loans closed during the quarter 3,103 1,661 Average loans closed per month 1,034 554 Total loan volume for the quarter $489,284,144 $238,438,434 Average volume per month $163,096,381 $ 79,479,478 New Accounting Standard In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which will require that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133, which deferred the implementation of SFAS No. 133 until June 15, 2000. SFAS No. 133 will be effective for the Company's first quarter of fiscal 2001. The Company is evaluating the effects of the new statement and how to implement the new requirements. In June 2001, the Financial Accounting Standards Board issued Statement of Accounting Standard ("SFAS") No. 142, Goodwill and other Intangible Assets, which require that goodwill and other intangibles no longer will amortized as before. This pronouncement supersedes APB Opinion No. 17, Intangible Assets. Intangibles that will no longer be amortized must be tested on a year-to-year basis by comparing the fair values with recorded amounts. The Company has implemented this pronouncement as of October 1, 2001. Initial implementation of this pronouncement did not have a material affect on the Company's financial position. 17 PART II. OTHER INFORMATION Item 1. Legal Proceedings No material changes. Item 2. Changes in Securities and Use of Proceeds In November, 2002, the Company issued 141,701 shares of its common stock to SovCap Equity Partners, Ltd. upon the conversion of $175,000 of principal of a $375,000 Series 1 Bridge Note dated May 26, 2000. These shares were issued pursuant to Section 4(2) of the Securities Act and have been marked "restricted." On November 8, 2002, the Company issued 150,000 options to each of its directors exercisable at $0.71 per share. One third of the options vested immediately and the remaining options vested in thirds on the one and two year anniversary of the option grants. These options were issued pursuant to Section 4(2) of the Securities Act and have been marked "restricted." In December, 2002, the Company issued 274,000 shares of its common stock to SovCap Equity Partners, Ltd. for the exercise of a Repricing Warrant in connection with the above-mentioned Bridge Note. These shares were issued pursuant to Section 4(2) of the Securities Act and have been marked "restricted." In December 2002, the Company issued 177,240 shares of its common stock to Accent Partners I, L.L.L.P. pursuant to the terms of a settlement agreement dated September 11, 2002. The shares were valued at $177.240 or $1.00 per share. The shares were issued pursuant to Section 4(2) of the Securities Act and have been marked "restricted." On December 31, 2002, the Company issued an aggregate of 1,900,627 shares of its common stock to the holders of its Series B Preferred Stock pursuant to a conversion of 1,650,000 shares of Series B Preferred Stock, which represented all of the Series B Preferred Stock issued and outstanding. These shares were issued pursuant to Section 4(2) of the Securities Act and have been marked "restricted." In January 2003, the Company issued 100,000 shares to J. Scott Liolios for the exercise of a Warrant in December 2002. The exercise price for the Warrant was $0.001 per share. These shares were issued pursuant to Section 4(2) of the Securities Act and have been marked "restricted." Item 3. Defaults Upon Senior Securities None. Item 4. Submission of Matters to a Vote of Security Holders None. Item 5. Other Information The Board of Directors voted unanimously at a February 5, 2003 board meeting to adopt a June 30 fiscal year-end for the Corporation, effective with the period ending June 30, 2003. The decision was made to align the Corporation's fiscal year-end with that of it's subsidiary, United Capital Mortgage Corporation. The Corporation intends to file a transition report on Form 10-KSB covering the transition period. None. Item 6. Exhibits and Reports on Form 8-K A. Exhibits Exhibit No. Description of Exhibit 10.1 Employment agreement with David Colwell 27.1 Financial Data Schedule 99.2 Certification by Dan Moudy, President and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adpoted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 99.3 Certification by J. Lynn Bradley, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adpoted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. B. Reports on Form 8-K During the quarter ended December 31, 2002, the Company filed with the Commission the following reports on Form 8-K: None 18 SIGNATURES Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. UCAP, Incorporated (Registrant) Dated: February 14, 2003 By: /s/ Dan E. Moudy -------------------- Dan E. Moudy President and Chief Executive Officer Dated: February 14, 2003 By: /s/ J. Lynn Bradley ----------------------- J. Lynn Bradley, CPA Chief Financial Officer CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 In connection with the Quarterly Report on Form 10-QSB of UCAP Incorporated for the quarter ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Dan Moudy, President and Chief Executive Officer of registrant, certify, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant toss.302 of the Sarbanes-Oxley Act of 2002, that: (1) I have reviewed this quarterly report on Form 10-QSB of UCAP Incorporated; (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in al material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report; and (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quartaerly report (the "Evaluation Date"); and (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function): (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Dated: February 14, 2003 By: /s/ Dan Moudy ------------------ Dan Moudy President and Chief Executive Officer This certification accompanies this Quarterly Report on Form 10-QSB pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 In connection with the Quarterly Report on Form 10-QSB of UCAP Incorporated for the quarter ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, J. Lynn Bradley, Chied Financial Office of the registrant, certify, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant toss.302 of the Sarbanes-Oxley Act of 2002, that: (1) I have reviewed this quarterly report on Form 10-QSB of UCAP Incorporated; (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in al material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report; and (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quartaerly report (the "Evaluation Date"); and (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function): (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Dated: February 14, 2003 By: /s/ J. Lynn Bradley ----------------------- J. Lynn Bradley, CPA Chief Financial Officer This certification accompanies this Quarterly Report on Form 10-QSB pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. 19 Ex. 10.1 Employment agreement with David Colwell EMPLOYMENT AGREEMENT THIS EMPLOYMENT AGREEMENT (the "Agreement") is entered into as of June 20th, (the "Effective Date"), by and between LAHAINA ACQUISTIONS, INC., a Colorado corporation (the "Company"), and DAVID COLWELL (the "Employee"), an individual resident of the State of California. W I T N E S S E T H : WHEREAS, the Company wishes to employ Employee as Chief Operating Officer; NOW, THEREFORE, for and in consideration of the mutual covenants and promises contained herein, and for other good and valuable consideration, the receipt, adequacy, and sufficiency of which are hereby acknowledged and accepted, the parties hereby agree as follows: 1. Definitions. For purposes of this Agreement, the following capitalized terms shall have the definition set forth below: (a) "Affiliate" shall mean any corporation, limited partnership, limited liability company or other entity engaged in the same business as the Company or a related business, which is controlled by or under common control with the Company. (b) "Business of the Company" shall mean the mortgage banking and brokerage, and real estate development businesses. (c) "Cause" shall mean: (i) material act of fraud, dishonesty, misappropriation or similar act of bad faith on the part of Employee; (ii) a willful failure by Employee to comply with laws or regulations relating to the Business of the Company or relating to his employment with the Company; (iii) material or continuing failure by Employee to perform satisfactorily his duties for the Company (other than as a result of illness, vacation or Disability), but only after the Company shall have given Employee written notice specifying with particularity such failure, and Employee shall not have corrected such lack of performance within thirty (30) days after such notice; (iv) a material breach of Section 7 of this Agreement; (v) as a result of Employee's negligence or willful misconduct, Employee shall commit any act that causes, or shall knowingly fail to take reasonable and appropriate action to prevent, any material injury to the financial condition or business reputation of the Company; or (vi) indictment for a felony. (d) "Confidential Information" shall mean any data or information, other than Trade Secrets, that is material to the Company and is not generally known by the public. To the extent consistent with the foregoing, Confidential Information includes, but is not limited to, lists of the Company's current or potential customers, lists of and other information about the Company's executives and employees, financial information that has not been released to the public by the Company, marketing techniques, price lists, pricing policies, and the Company's business methods, contracts and contractual relations with the Company's customers and suppliers and future business plans. (e) "Disability" shall mean an incapacity due to physical or mental illness or injury that is permanent in nature and prevents Employee from performing the substantial and material duties of his employment hereunder. Any such disability shall be deemed to be permanent in nature if such disability is expected to last for a period of twelve (12) consecutive months. (f) "Operating Profits" shall mean pre-tax operating profits of United Capital Mortgage ("UCMC") and all other subsidiaries/affiliates, excluding extra-ordinary and non-operating gains/losses and excluding all Income and expenses of the holding company (Lahaina). (g) "Trade Secret" shall mean information of the Company, without regard to form, which is not commonly known by or available to the public and which derives economic value, actual or potential, from not being generally known to, and not being readily ascertainable by proper means by, other persons who can obtain economic value from its disclosure or use, and is the subject of efforts that are reasonable under the circumstances to maintain its secrecy. Trade Secrets also include any information described in this Section 1(g) which the Company obtains from another party which the Company treats as proprietary or designates as trade secrets, whether or not owned or developed by the Company. 2. Employment. The Company hereby employs the Employee as Chief Operating Officer of the Company and Chief Executive Officer of UCMC on the terms stated herein, and Employee accepts such employment with the Company on the terms stated in this Agreement. The Company shall employ Employee for a two (2) year term commencing on the Effective Date of July 1, 2002, unless sooner terminated pursuant to Section 6 hereof. This Agreement shall be automatically renewed for successive one (1) year renewal terms unless either the Company or Employee delivers to the other a notice of nonextension at least sixty (60) days prior to the scheduled expiration date of this Agreement. 3. Duties. In his capacity as Chief Operating Officer, Employee shall perform the duties appropriate to such office or position, and such other duties and responsibilities as are assigned to him from time to time by the Board of Directors of the Company. The Employee agrees that, during the term of his employment, he will devote his full productive time to the Company and will faithfully and diligently carry out his duties as Chief Operating Officer of the Company. Employee will report to the Chief Executive Officer of the Company and shall comply with all of his reasonable and lawful directives. Employee agrees that during the term of his employment, he will not work for anyone else or engage in any activity in competition with or detrimental to the Company, provided, however, that Employee shall not be prohibited from engaging in educational, welfare, social, religious, civic, trade and industry-related organizations. 4. Compensation. (a) Base Salary. The Company will pay Employee a base salary of $182,500 per year, payable bi-monthly. (b) Performance Bonus. The Company will pay Employee an annual cash bonus of five percent (5%) of the annual pre-tax Operating Profits of its subsidiary United Capital Mortgage Corporation, and any other subsidiary/affiliated acquired during fiscal 2003 in excess of $2,000,000 and equal to $4,500,000. In addition Company will pay employee an annual cash bonus of 10% in excess of $4,500,00 of Pre-Tax Operating Profits. Such bonus, if any, shall be calculated within ninety (90) days of the end of each fiscal year ended June 30, 2003. The performance bonus thresholds are re-defined on an annual basis. (d) Acquisition Bonuses. In the event that the Company acquires another company (or companies) during the term of this Agreement, the Company shall issue shares of its common stock, no par value, equal to (1) one percent (1%) of the purchase price of any acquisition transaction which is initiated by Employee, or (2) one-half of one percent (.5%) of the purchase price of any acquisition transaction which Employee facilitates but does not initiate. The number of shares of common stock to be issued to Employee shall be determined by dividing the dollar value of the acquisition bonus by the closing price of the Company's common stock on the closing date of the applicable acquisition as reported on the NASDAQ Bulletin Board or such other exchange on which such common stock is then traded. 5. Additional Benefits. (a) Vacation. Employee shall be entitled to a total of three (3) weeks of paid vacation for each year during the term of this Agreement. Any vacation not taken in any such year shall be forfeited and shall not be carried forward to subsequent years. (b) Insurance. Employee shall receive the employee benefits such as health insurance, life insurance and disability insurance as are provided, from time to time, to senior executives of the Company. (c) Business Expenses. Upon submission of itemized expense statements in the manner specified by the Company, Employee shall be entitled to reimbursement for reasonable business and travel expenses duly incurred by Employee in the performance of his duties under this Agreement. (d) Stock Plan. Employee shall be entitled to participate in the issuance of options or other stock rights issued pursuant to the Lahaina Acquisitions, Inc. Amended and Restated Stock Plan, as determined by the Company's Board of Directors. (e) Car Allowance. Employee shall be paid a $500 monthly car allowance. 6. Termination. (a) Termination for Cause. The Company shall have the right to terminate this Agreement for Cause. If the Company terminates Employee's employment for Cause, the Company shall have no further obligations hereunder accruing from and after the date of such termination of employment of Employee by the Company. (b) Death or Disability. This Agreement shall terminate upon Employee's death or Disability. A "Disability" with respect to Employee shall be deemed to occur by the Board of Directors of the Company in their reasonable discretion. In the event that Employee or his representative shall disagree with the determination of the Board of Directors that a Disability has occurred, Employee or his representative shall be entitled to appoint a medical doctor and the Company shall be entitled to appoint a medical doctor and the two (2) doctors shall in turn appoint a third medical doctor who shall examine Employee to determine the question of Disability. The parties hereby agree that the determination of the medical doctor appointed by the medical doctor of Employee and the medical doctor of the Company shall be binding upon all parties to this Agreement. (c) Termination without Cause. The Chief Executive Officer of the Company shall have the right to relieve Employee of his duties hereunder for any reason and at any time. Such termination not for cause shall be effective on the date specified by the Chief Executive Officer. Termination of Employee's employment due to Employee's death or Disability will be deemed to be termination by the Company without cause. (d) Termination Payments. In the event of the termination of Employee's employment with the Company, Employee will be paid an amount determined as follows: (i) In the event of termination of Employee's employment by reason of his death or Disability, Employee will be paid his Base Salary through the date of his termination of employment. (ii) In the event of termination of Employee's employment by reason of the Company terminating him for Cause or in the event that Employee voluntarily terminates his employment, he will be paid his Base Salary through the date of his termination of employment. (iii) In the event that Employee violates Section 7 of this Agreement, or a court of competent jurisdiction or arbitrator declares any provision in Section 7 unenforceable, the Company's obligation to pay Employee pursuant to this Section 6 shall terminate. (iv) In the event of termination of Employee's employment by reason of the Company terminating him without cause and as damages therefor, Employee will be entitled to payment of his Base Salary for a period of nine (9) months from the date of such termination. (v) The termination payments due hereunder shall be in lieu of any and all other amounts for which Company may be liable under any laws, rules or regulations relating to the employer-employee relationship. As a condition to receipt of the termination payments provided for hereunder, Employee or his personal representative shall execute a general release of all claims in favor of the Company. (e) Confidentiality of Cause Notice. In the event of Employee's termination for Cause, the Company will provide Employee with prompt written notice stating with reasonable specificity the basis for the Company's action. Employee agrees that in the event he receives written notice of termination with Cause, Employee shall treat the contents of said notice as privileged and Employee shall have no action against the Company or any of its officers, agents or employees due to the contents of said notice unless the contents are intentionally false and malicious. 7. Covenants. (a) Confidential Relationship and Protection of Trade Secrets and Confidential Information. In the course of Employee's employment by the Company, Employee has had access to and will have access to the Company's most sensitive and most valuable trade secrets, proprietary information, and confidential information concerning the Company and its affiliates and their customers and business affairs which constitute valuable business assets of the Company, the use, application or disclosure of any of which will cause substantial and possible irreparable damage to the business and asset value of the Company. Accordingly, Employee accepts and agrees to be bound by the following provisions: (i) At any time, upon the request of the Company and in any event upon the termination of employment, Employee will deliver to the Company all memoranda, notes, records, drawings, manuals, files or other documents, and all copies of each, concerning or constituting Confidential Information or Trade Secrets and any other property or files belonging to the Company or any of its affiliates that are in the possession of Employee, whether made or compiled by Employee or furnished to or acquired by Employee from the Company. (ii) In order to protect the Company's Trade Secrets and Confidential Information, Employee agrees that: (A) At any time during the term of this Agreement and indefinitely thereafter, Employee will not, except as expressly authorized or directed by the Company, use, copy or disclose, or permit any unauthorized person access to, any Trade Secrets belonging to the Company or any third party; and (B) During the term of employment by the Company and for a period of two (2) years after termination of such employment, Employee will not use, copy, or disclose, or permit any unauthorized person access to, any Confidential Information belonging to the Company or any third party. (b) Ownership of Property. Employee agrees and acknowledges that all works of authorship and inventions, including, but not limited to, products, goods, know-how, Trade Secrets and Confidential Information, and any revisions thereof, in any form and in whatever stage of creation or development, arising out of or resulting from, or in connection with, the services provided by Employee to the Company under this Agreement (collectively, the "Property") are works made for hire and shall be the sole and exclusive property of the Company. Employee agrees to execute, when and if the need arises in the future, such documents as the Company may reasonably request for the purpose of effectuating the rights of the Company herein. (c) Covenant not to Compete. Employee agrees that during his employment and for six months after the termination of his employment with the Company, Employee will not directly or indirectly own, manage, operate, control, be employed by, participate in or be connected in any manner with the ownership, management, operation or control of any business or enterprise located in the Restricted Territory (Colorado) that competes with the Business of the Company. (d) Non-Solicitation of Customers. Employee covenants and agrees that during the term of this Agreement, and for a period of one year thereafter, he will not on behalf of any person, firm, corporation or entity solicit business from customers of the Company that Employee had contact with, solicited, or performed services for during the term that Employee worked for Company, including actively-sought prospective customers that Employee had contact with or solicited during the two (2) year period prior to Employee's termination, for the purpose of providing or selling products or services that are competitive with those provided by the Company in connection with the Business of the Company. (e) Non-Solicitation of Employees. Employee agrees that during his employment and for one year after the termination of his employment with the Company, Employee will not solicit or in any manner attempt to induce employees to leave the Company's employment. (f) Injunctive Relief. Employee acknowledges and agrees that the remedy at law for any breach of the provisions of this Section 7 will be inadequate and that in the event of such breach the Company will suffer irreparable damage; accordingly, the Company shall be entitled to obtain ex parte, preliminary, interlocutory, temporary, or permanent injunctive relief, specific performance and other equitable remedies in any court of competent jurisdiction to prevent Employee from violating such provision or provisions or to prevent the continuance of any violation thereof, together with an award or judgment for any and all damages, losses, liabilities, expenses and costs incurred by the Company as a result of such breach or threatened breach including, but not limited to, attorneys' fees incurred by the Company, its successors or assigns in connection with, or as a result of, the enforcement of this Agreement. Employment expressly waives any requirement based on any statute, rule or procedure, or other source, that the Company post a bond as a condition of obtaining any of the above-described remedies. 8. Miscellaneous. (a) Severability. Each of the covenants and agreements of Employee set forth in Section 7 shall be deemed separate and severable, each from the other, and should any such separate and severable covenant or agreement, or any part thereof, be declared invalid or unenforceable by a court of competent jurisdiction from which no appeal is timely taken, such declaration of invalidity or enforceability shall not in any way affect or limit the validity or enforceability of any other covenant or agreement, or part thereof, not also declared invalid or unenforceable, each of which shall remain binding on Employee in accordance with its respective terms. Further, if any such covenant or agreement is so declared to be invalid or unenforceable, Employee shall, as soon as possible, execute a supplemental agreement with the Company granting to the Company, to the extent legally permissible, the protection intended to be afforded to the Company by the covenant or agreement so declared invalid or unenforceable. Failure to insist upon strict compliance with any provision of this Agreement shall not be deemed a waiver of such provision or any other provision of this Agreement. (b) Waiver of Breach. Failure or delay of either party to insist upon compliance with any provision hereof shall not operate as, and is not to be construed as, a waiver or amendment of such provision. Any express waiver of any provision of this Agreement shall not operate and is not to be construed as a waiver of any subsequent breach, whether occurring under similar or dissimilar circumstances. (c) Notice. All notices and other communications required or permitted to be given by this Agreement shall be in writing and shall be given and shall be deemed received upon (i) personal delivery, (ii) three (3) days after being mailed by first class mail (postage prepaid and return receipt requested) or (iii) the next business day after being sent by an overnight delivery service in time for and specifying overnight delivery to the following addresses: if to the Company, to: Lahania Acquisitions, Inc. [ADDRESS] Attention: Mr. Dan Moudy or if to Employee, to: David Colwell 5528 Carriage Court San Diego, Ca 92130 or at such other address as either party hereto shall notify the other of in writing. (d) Entire Agreement. This Agreement contains the entire agreement and understanding by and between Employee and the Company with respect to the employment of Employee, and no representations, promises, agreements or understandings, written or oral, relating to the employment of Employee by the Company not contained or referenced herein or therein shall be of any force or effect. (e) Amendment. This Agreement may be amended at any time by mutual consent of the parties hereto, with any such amendment to be invalid unless in writing and signed by the Company and Employee. (f) Benefit. This Agreement, together with any amendments hereto, shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors, assigns, heirs and personal representatives, except that the rights and benefits of either of the parties under this Agreement may not be assigned without the prior written consent of the other party. (g) Governing Law. This Agreement shall be construed and enforced in accordance with the laws of the State of Colorado (without regard to any conflicts of laws provisions of the laws of such state). (h) Acknowledgement. By signing this Agreement, Employee acknowledges that the Company has advised Employee of his right to consult with an attorney prior to executing this Agreement; that he has the right to retain counsel of his own choosing concerning the agreement to arbitrate or any waiver of rights or claims; that he has read and fully understands the terms of this Agreement and/or has had the right to have it reviewed and approved by counsel of choice, with adequate opportunity and time for such review; and that he is fully aware of its contents and of its legal effect. Accordingly, this Agreement shall not be construed against any party on the grounds that the party drafted this Agreement. Instead, this Agreement shall be interpreted as though drafted equally by all parties. (i) Ventures. If Employee, during the term of this Agreement, is engaged in or associated with the planning or implementing of any project, program or venture involving Company and any third party or parties, all rights in the project, program or venture shall belong to Company, and Employee shall not be entitled to any interest therein or to any commission, finder's fee or other compensation in connection therewith other than the salary to be paid to Employee as provided in this Agreement. (j) Covenant of Good Faith. Employee agrees that the subject of this Agreement involves sensitive matters which go to the very heart of the corporate existence and well-being of Company and that it may be difficult for Company to protect adequately its interest through agreement or otherwise. Employee agrees to exercise the highest degree of good faith in his dealings with Company and to refrain from any actions which might reasonably be deemed to be contrary to its interests. (k) Subpoenas. If Employee is served with any subpoena or other compulsory judicial or administrative process calling for production of Confidential Information and/or Trade Secrets or if Employee is otherwise required by law or regulation to disclose Confidential Information and/or Trade Secrets, Employee will immediately, and prior to production or disclosure, notify Company and provide it with such information as may be necessary in order that Company may take such action as it deems necessary to protect its interest. (l) Post Termination Assistance. Employee agrees that after his employment with the Company has terminated he will provide, upon reasonable notice, such information and assistance to the Company as may reasonably be requested by the Company in connection with any litigation in which the Company or any of its Affiliates is or may become a party; provided, however, that the Company agrees to reimburse Employee for any related expenses, including travel expenses. (m) Survival of Provisions. Notwithstanding any other provision of this Agreement, the parties' respective rights and obligations under Sections 1, 6, 7, and 8 shall survive any termination or expiration of this Agreement or the termination of Employee's employment for any reason whatsoever. IN WITNESS WHEREOF, the parties have affixed their seals and executed and delivered this Agreement as of the date first above written. COMPANY LAHANIA ACQUISITIONS, INC. Attest: By /s/ Dan Moudy ---------------------------------------- Name Dan Moudy Title President, Chairman and CEO Secretary EMPLOYEE /s/ David Colwell ---------------------------------------- Witness David Colwell Exhibit 99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 In connection with the Quarterly Report of UCAP Incorporated (the "Company") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dan Moudy, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. /s/ Dan Moudy ----------------------- Dan Moudy President and Chief Executive Officer February 14,2003 Exhibit 99.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 In connection with the Quarterly Report of UCAP Incorporated (the "Company") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Lynn Bradley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. /s/ J. Lynn Bradley ----------------------- J. Lynn Bradley Chief Financial Officer February 14, 2003