Form 10QSB
period 2003-03-31
UCAP INC
filed 2003-05-15
CIK 855684

                                   FORM 10-QSB

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

                                March 31, 2003

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        The number of outstanding shares of the Registrant's Common Stock, no par value per share, were 36,613,437 on April 29, 2003.

                               UCAP, INCORPORATED
                                   FORM 10-QSB
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                         Page
                                                                       --------
  Item 1.    Financial Statements

             Consolidated Balance Sheets as of March 31, 2003              3
                and September 30, 2002

             Consolidated Statement of Operations for the Six              4
                Months Ended March 31, 2003 and March 31, 2002

             Consolidated Statement of Stockholders'                       5
                Equity

             Consolidated Statement of Cash Flows for the Six              6
                Months Ended March 31, 2003 and March 31, 2002

             Notes to Consolidated Financial Statements                    8

  Item 2.    Management's Discussion and Analysis of Financial            15
                Condition and Results of Operations

  Item 3.    Controls and Procedures                                      17

                            PART II. OTHER INFORMATION

  Item 1.    Legal Proceedings                                            17

  Item 2.    Changes in Securities and Use of Proceeds                    17

  Item 3.    Defaults upon Senior Securities                              17

  Item 4.    Submission of Matters to a Vote of Security                  17
                Holders

  Item 5.    Other Information                                            17

  Item 6.    Exhibits and Reports on Form 8-K                             17

             Signatures                                                   19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               UCAP, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 March 31,     September 30,
                                                                                                   2003            2002
                                                                                               ------------    ------------
                                                                                               (unaudited)
ASSETS

Cash and cash equivalents                                                                      $    262,626    $    258,562
Real estate held for sale                                                                         6,221,587       6,221,587
Mortgage loans held for sale, net                                                               112,690,788     124,042,286
Property and equipment, net                                                                       1,992,455       1,264,439
Mortgage fees receivable                                                                          4,709,567       3,982,001
Investment securities                                                                             1,092,141              --
Due from related party                                                                                   --           9,037
Goodwill, net                                                                                     3,504,716       3,504,716
Deferred income tax benefit                                                                       1,955,000       2,500,000
Other assets                                                                                      1,192,488         418,368
                                                                                                ------------    ------------
         Total assets                                                                          $133,621,368    $142,200,996
                                                                                                ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Accounts payable and accrued expenses                                                      $  4,502,062    $  4,098,034
    Notes payable - warehouse line                                                              115,092,852     125,767,938
    Due to related parties and stockholders                                                       4,775,000       3,825,000
                                                                                                ------------    ------------
         Total liabilities                                                                      124,369,914     133,690,972
                                                                                               ------------    ------------
Commitments and contingencies

Stockholders' equity:
    Preferred series B convertible stock, $1.00 par, 2,000,000 shares authorized, 0 shares and
    1,650,000 shares issued and outstanding at March 31, 2003 and September 30, 2002                     --      1,650,000

    Common stock, no par value, 800,000,000 shares authorized, 36,613,437 and 33,677,306 shares
    issued and outstanding at March 31, 2003 and September 30, 2002, respectively                        --             --

    Additional paid in capital                                                                   11,676,584     10,200,390
    Accumulated earnings (deficit)                                                               (2,425,130)    (3,340,366)
                                                                                               ------------    ------------
        Total stockholders' equity                                                                9,251,454      8,510 024
                                                                                               ------------    ------------
        Total liabilities and stockholders' equity                                             $133,621,368   $142,200,996
                                                                                               ============    ============

           See accompanying notes to consolidated financial statements

                               UCAP, INCORPORATED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                              Three Months    Six Months      Three Months     Six Months
                                                 Ended          Ended           Ended            Ended
                                               March 31,      March 31,       March 31,        March 31,
                                                  2003           2003            2002             2002
                                              ------------   -------------   ------------    -------------
Revenue:
     Mortgage Brokerage Services              $  6,676,430    $ 15,359,713    $  4,092,812    $  9,646,758
     Other ordinary income                         683,337       1,325,323              --              --
                                              ------------    -------------   ------------    -------------
          Total revenue                          7,359,767      16,685,036       4,092,812       9,646,758
                                              ------------    -------------   ------------    -------------
Operating expenses:
     Broker commissions                          1,327,870       3,147,945         884,294       2,051,575
     Salaries and employee benefits              2,545,960       5,161,358       1,473,681       2,922,480
     General and administrative                  2,178,971       5,440,309       1,627,472       3,733,092
     Professional expenses                         318,639         402,451         235,988         330,719
     Occupancy expense                             317,536         625,639         207,454         401,159
     Amortization of goodwill                           --              --              --           2,417
     Property taxes                                     --              --              --         (45,358)
     Depreciation and amortization                 108,276         165,918          30,757          67,750
                                              ------------   -------------    ------------    -------------
          Total operating expenses               6,797,251      14,943,620       4,459,646       9,463,835
                                              ------------   -------------    ------------    -------------
Operating profit (loss)                            562,516       1,741,416        (366,834)        182,924

Other expense (income):
     Receivership Expenses                         46,361           46,361              --              --
     Gain on GCA Settlement                           --                --        (178,573)       (178,573)
     Settlement reimbursement                         --                --        (500,000)       (500,000)
     Gain on sale of Accent Mortgage                  --                --        (465,095)       (465,095)
     Debt forgiveness                                 --                --        (282,452)       (282,452)
     Interest income                                  --                --              --        (288,085)
     Other(income) expense                         37,340           37,340        (  1,556)       (181,406)
     Interest expense, related parties             92,505          197,479          48,440         245,491
                                              ------------   -------------    ------------     ------------
                                                  176,206          281,180      (1,379,235)      (1,650,120)

                                              ------------   -------------    ------------     ------------
Income before income taxes                        386,310        1,460,236       1,012,402        1,833,044
Income taxes                                     (145,000)        (545,000)                         (96,000)
                                              ------------   -------------    ------------     ------------
Net income                                    $   241,310    $     915,236    $  1,012,402     $  1,737,044
                                              ============   =============    ============     ============
Basic earnings per share                      $      0.01    $        0.03    $       0.04     $       0.07
                                              ============   =============    ============     ============
Diluted earnings per share                    $      0.01    $        0.03    $       0.04     $       0.07
                                              ============   =============    ============     ============
Weighted average shares outstanding - basic     34,615,507      33,805,229      27,912,809       26,477,257
                                              ============   =============    ============     ============
Weighted average shares outstanding - diluted   35,282,174      34,471,896      28,098,073       26,662,521
                                              ============   =============    ============     ============

                 See  accompanying  notes to consolidated financial statements
                                        4

                               UCAP, INCORPORATED
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                       Additional
                                                Common Stock         Preferred Stock     Paid-in         Accumulated
                                             Shares     Amount    Shares   Amount        Capital           Earnings        Total
                                          -----------  --------  -------  -----------  -----------    ---------------  ------------
Balance at September 30, 2002             33,677,306  $      --       --  $ 1,650,000  $10,200,390    $ (3,340,366)    $  8,510,024

Common stock issued in connection with
repricing agreement on UCMC acquisition      121,303         --       --           --           --              --               --

Common stock issued on preferred
stock conversion                           2,857,760         --       --   (1,650,000)   1,650,000              --               --

Common stock issued in settlement
of debt                                      177,240         --       --           --      395,431              --          395,431

Common stock cancelled in satisfaction
of collateral for note                    (2,400,000)        --       --           --          --               --               --

Common stock issued in payment
of services                                  100,000         --       --           --          --               --               --

Common stock issued upon exercise
of warrant                                 2,575,000         --       --           --      114,100              --          114,100

Common stock cancelled upon completion
of subsidiary dissolution                   (495,172)        --       --           --     (683,337)             --         (683,337)

Net income                                        --         --       --           --          --          915,236          915,236
                                          ----------   --------   -------   --------- ------------    ------------    -------------
Balance at March 31, 2003                 36,613,437  $      --       --  $        --  $11,676,584    $ (2,425,130)   $   9,251,454
                                          ==========   ========  ========  ==========  ===========    ============    =============

           See accompanying notes to consolidated financial statements
                                        5

                               UCAP, INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                 Six Months           Six Months
                                                                                   Ended                Ended
                                                                                  March 31,            March 31,
                                                                                    2003                 2002
                                                                              ---------------       ---------------
Cash Flows from Operating Activities:
  Net income                                                                 $     915,236         $   1,737,044
  Adjustments:
   Depreciation and amortization                                                   165,918                67,750
   Other non-cash income items                                                  (1,325,323)                   --
   Changes in:
     Income tax asset                                                              545,000                96,000
     Restricted certificates of deposit                                                 --               400,000
     Accounts receivable                                                          (727,566)             (228,351)
     Mortgage loans held for sale                                               11,351,497            15,109,224
     Due from related party                                                          9,037              (498,145)
     Other assets                                                                 (683,182)               92,984
     Accounts payable and accrued expenses                                         676,664              (795,680)
     Accrued interest payable                                                     (272,636)             (892,723)

                                                                              ------------           ------------
Net cash provided by (used in) operating activities                             10,654,645            15,222,079
                                                                              ------------           ------------
Cash Flows from Investing Activities:
   Purchase of property and equipment                                             (925,495)             (259,108)
   Equity conversions of notes payable                                                  --             1,452,480

                                                                               ------------         ------------
Net cash provided by (used in) investing activities                               (925,495)            1,193,372
                                                                              ------------          ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of notes payable                                              --             1,250,000
   Increase in additional paid in capital                                               --             1,389,414
   Repayment of notes payable and conversions                                  (10,675,086)          (17,484,270)
   Increase in amounts due to related parties                                      950,000               120,000
                                                                              ------------          ------------
Net cash provided by financing activities                                      ( 9,725,086)          (14,724,856)
                                                                              ------------          ------------

Net increase in cash                                                                 4,064             1,690,635
Cash and cash equivalents, at beginning of the period                              258,562               850,665
                                                                              ------------          ------------

Cash and cash equivalents, at end of the period                               $    262,626          $  2,541,300
                                                                              ============          ============

           See accompanying notes to consolidated financial statements

                               UCAP, INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                   (Continued)

                                                                                 Six Months              Six Months
                                                                                   Ended                   Ended
                                                                                  March 31,               March 31,
                                                                                    2002                     2001
                                                                               ---------------       ---------------
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                   $    197,479          $       245,491




           See accompanying notes to consolidated financial statements

                               UCAP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Six Months Ended March 31, 2002
                                   (Unaudited)

1. Summary of Significant Accounting Policies

Interim Reporting

     The accompanying unaudited interim condensed consolidated financial statements have been prepared by management in accordance with the accounting policies described in the Company's Annual Report for the year ended September 30, 2002. Certain information and footnote disclosures normally found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

     The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, and the Independent Auditors' Report included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (the "2002 Form 10-K"). Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements included in the 2002 Form 10-K. The Company has consistently followed those policies in preparing this report.

     The consolidated financial statements for the six-month period ended March 31, 2003 includes the information for the segments represented by Cross Keys Capital, Inc., United Capital Mortgage Corporation and their corporate functions. The consolidation financial statements for the six-month period ended March 31, 2002 included those segments as well as the former subsidiary, Accent Mortgage Services, Inc. Accent Mortgage Services, Inc. was sold effective September 30, 2001 subject to agreements and the consent of the Court in the GCA lawsuit which concluded February 15, 2002.

2. Real Estate Held for Sale

     Real estate held for development at March 31, 2003 consists of the following:


        Land and real estate held for sale          $ 6,221,587
                                                    -----------
                                                    $ 6,221,587
                                                    ===========

3. Mortgage Loans held for Sale, net

     Mortgage loans held for sale in the amount of approximately $113,000,000 represent mortgages acquired by United Mortgage resulting from its mortgage brokerage operations and is offset by corresponding notes payable under its warehouse line.

4. Goodwill

     Goodwill represents the excess of cost over the net assets of acquired businesses. Effective October 1, 2001, the Company adopted SFAS No. 142
"Goodwill and Other Intangible Assets" which eliminated the requirement for systematic amortization of goodwill and replaces it with a requirement to evaluate goodwill for impairment on at least an annual basis. Prior to October 1, 2001, goodwill was being amortized by the straight-line method over periods ranging from ten to fifteen years. Goodwill at March 31, 2003, consisted of the following:

        Purchase of United Capital Mortgage             $ 3,644,940
                                                        -----------
                                                        $ 3,644,940
        Less accumulated amortization                      (140,225)
                                                        -----------
        Goodwill, net                                   $ 3,504,715
                                                        ===========

5. Other Assets

     Other assets at March 31, 2003, consists of the following:

Prepaid expenses                                                $  300,564
Deposits                                                           139,229
Deferred expenses                                                  716,279
Other                                                               36,416
                                                                ----------
                                                               $ 1,192,488
                                                                ==========

     Prepaid expenses consist primarily of the unexpired portions of insurance policies purchased by the Company in the ordinary course of business and other normal business expenses paid in advance of their use.

     Deferred expenses represent the contested amounts in the action that the Company has filed against First Nationwide Mortgage as disclosed in note 9 to the financial statements.

6.Notes Payable - warehouse line

     Notes payable - warehouse line in the amount of approximately $115,000,000 represents primarily advances taken by United Mortgage under its revolving financing agreement resulting from its mortgage brokerage operations and is offset by corresponding mortgage loans held for sale, net.

7. Notes Payable

General corporate indebtedness:


Notes payable related parties:

Note payable to stockholder; interest at 7.5%;
due September 10, 2003; secured by mortgages
on real estate                                                      $  1,650,000

Note payable to stockholder; interest at LIBOR
plus 5.0%; due December 17, 2003; convertible
to Company stock; subordinated in payment to
the Company's warehouse line of credit                                 1,000,000

Note payable to a stockholder; interest at 7.0%;
due February 14, 2003; unsecured                                         625,000

Note payable to a stockholder; interest at 7.5%;
due August 21, 2003; secured by second
mortgage on real estate                                                  350,000

Secured note payable to a stockholder, interest
at 7%, due on demand.                                                  1,150,000

                                                                    ------------
     Total notes payable related parties                               4,775,000
                                                                    ------------
Total notes payable                                                 $  4,775,000
                                                                    ============

8. Stock-Based Compensation

     The Company periodically grants stock options to employees. Pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the Company accounts for stock-based compensation arrangements using the intrinsic value method. Accordingly, no compensation expense has been recorded in the Consolidated Financial Statements with respect to option grants. The Company has adopted the disclosure only provisions of Financial Accounting Standards Board No. 123, Accounting for Stock Based Compensation, as amended by Financial Accounting Standards Board Statement No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123.

     The Company's Board of Directors and stockholders have adopted a Stock Option Plan pursuant to which certain full-time employees of the Company and its subsidiaries and affiliates are eligible to receive stock options.

     Had the Company elected to recognize compensation expense for stock-based Compensation using the fair value method net income, basic net income per common Share and net income per diluted common share would have been as follows (unaudited):
                                             Three Months    Six Months
                                                 Ended          Ended
                                               March 31,      March 31,
                                                  2003           2003
                                             ------------   -------------
Net income                            $ 241,310       $ 915,236

Fair value method compensation
Expense attributable to stock-
Based compensation, net of tax              --           3,539
                                     ------------   -------------
Pro forma net income                  $ 241,310      $ 911,697
                                     ============   =============
Basic net income per common share     $    0.01      $    0.03
                                     ============   =============
Pro forma basic net income per
Common share                          $    0.01      $    0.03
                                     ============   =============
Net income per diluted share          $    0.01      $    0.03
                                     ============   =============
Pro forma net income per
Diluted common share                  $    0.01      $    0.03
                                     ============   =============


     The weighted average fair value of the Company's stock options was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: no dividend yield; expected volatility of 10.0% in 2003; risk-free interest rate of 4.0% in 2003 and expected lives of five years. The weighted average fair value of options granted during the years ended September 30, 2002, 2001 and 2000 is $0.04, $0.03 and $0.00 per share, respectively.

9. Commitments and Contingencies

Legal Proceedings

     On March 4, 2003, United Capital Mortgage Corporation ("UCMC"), a wholly owned subsidiary of the Company, filed a complaint against Citimortgage, Inc. and First Nationwide Mortgage Corporation in the United States District Court, Eastern District of Arkansas - Western Division (No. 4-03-CV-00143 CH) alleging that Defendants breached the Mortgage Loan Purchase and Sale Agreement (the "Agreement") between UCMC and Defendants and that Defendants were negligent by executing trades under the Agreement that were not authorized by UCMC, by failing to timely confirm trades, by improperly setting off and withholding sums owed to UCMC, by rolling trades without proper authorization, by effecting unsuitable and inappropriate trades, by improperly attempting to reverse funding wires and withholding funding of loans and by failing to act in good faith. UCMC has prayed for a judgment for damages incurred in the approximate amount of $1,505,585 and for a declaratory judgment that it is not indebted to Defendant for disputed trades.

     On March 18, 2003, Citimortgage, Inc. filed a complaint against UCMC in the United States District Court for the District of Colorado (Case No. 03-N-0477
(MJW)) related to the above-referenced litigation. Citimortgage alleges that UCMC breached the Mortgage Loan Purchase and Sale Agreement and prays for damages in the amount of $888,327. Citimortgage further alleges that the related litigation in the United States District Court for the Eastern District of Arkansas is in an inconvenient forum.

     As previously reported, in May 2002, in the Superior Court of Fulton County, Georgia (GCA Strategic Investment Fund, Ltd. v. Richard Smyth, et. al.
v. Lahaina Acquisitions, Inc. n/k/a UCAP Inc.) a guarantor (and third party plaintiff) was granted a summary judgment against the Company in the amount of $927,000 (the "Smyth Action"). As previously reported on its quarterly report for the quarter ended March 31, 2002, the Company settled with GCA, the plaintiff. The Company has filed a notice of appeal with the Court of Appeals of Georgia, and is seeking reversal of the judgment, but did not initially provide a supersedes bond. As a result, there was no stay of the judgment and third party plaintiffs pursued collection efforts. In connection with the Smyth Action, in December 2002, the trial court granted injunctive relief ordering the Company to turn over any United Capital Mortgage Corporation ("UCMC") stock that it may have in its possession on or before December 22, 2002. The Company filed a notice of appeal to the interlocutory injunction with the Supreme Court of Georgia and informed the court (by affidavit) that it did not have any UCMC stock in its possession because the stock had been previously been delivered as security for a loan.

     In January 2003, the Plaintiffs filed two actions, one in the Circuit Court of Pulaski County, State of Arkansas (the "Arkansas Litigation"), and one in the Superior Court of Fulton County, State of Georgia (the "Georgia Litigation") for various equitable relief related to the judgment in the Smyth Action. On March 10, 2003, the Court in the Georgia Litigation issued an order effective on such date appointing a receiver for UCAP Incorporated, United Capital Mortgage Corp., UCMC Real Estate I, Inc., and The Accent Group, Inc. (collectively, the "Receivership Parties").

     On May 1, 2003, a Consent Order was issued in the Smyth Action and the Georgia Litigation, which stayed the March 10, 2003 order of court in the Georgia Litigation and suspended the receivership and further stayed any execution of the judgment in the Smyth Action upon the posting of a bond. The bond was posted on May 2, 2003 and the consent order became effective.

     Additional information on the Smyth Action, Arkansas Litigation and Georgia Litigation is found in the Company's annual report on Form 10-KSB for the year ended September 30, 2002, filed with the Securities and Exchange Commission on January 15, 2003, the Company's amendment to its annual report on Form 10-KSB/A for the year ended September 30, 2002, filed with the Securities and Exchange Commission on January 29, 2003, the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2003, the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2002, filed with the Securities and Exchange Commission on February 14, 2003, and the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on March 13, 2003.


10. Segment Information

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

     The following sets forth certain financial information attributable to the Company's business segments as of March 31, 2003:

                                     Mortgage        Real Estate
                                    Brokerage        Development       Corporate          Total
                                  -------------     -------------    -------------    -------------
Revenues                          $  16,001,699     $         --     $    683,337     $  16,685,036

Operating profit (loss)           $   1,446,989     $    (16,983)    $    311,410     $   1,741,416

Depreciation and amortization     $     165,918     $         --     $         --     $     165,918

Identifiable assets               $ 125,004,737     $   6,221,587     $  1,305,960     $132,532,284

Capital expenditures              $     869,388     $         --     $         --     $     869,388


     The following sets forth certain financial information attributable to the Company's business segments as of March 31, 2002:


                                      Mortgage        Real Estate
                                     Brokerage        Development      Corporate         Total
                                  -------------     -------------    -------------    -------------

Revenues                          $  9,646,758     $         --      $         --     $  9,646,758

Operating profit (loss)           $    850,068     $         --      $   (667,144)    $    182,924

Depreciation and amortization     $     61,374     $         --      $      6,376     $     67,750

Identifiable assets               $ 66,773,472     $    909,481      $  9,855,254     $ 77,538,207

Capital expenditures              $    259,108     $         --      $         --     $    259,108

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

Results of Operations

FOR THE SIX MONTH PERIOD ENDED MARCH 31, 2003, COMPARED TO THE SIX MONTH PERIOD ENDED MARCH 31, 2002:

Revenues

     Revenues for the six-month period ended March 31, 2003, totaled $16,685,036 compared to $9,646,758 for the six-month period ended March 31, 2002. This increase of $7,038,278 or 72.96% was due to the concentration on the mortgage banking business of United Capital Mortgage Corporation and continued development of wholesale operations. Revenues of $683,337 included for the six-month period ended March 31, 2003 represent the subsequent collection of corporate stock recovered in the completion of commitments with the dissolution of the Cross Keys Capital subsidiary. The remaining investment in Cross Keys Capital and the goodwill related to the original transaction was completely written off and reported on the Form 10-KSB that the Company filed for it's year ended September 30, 2002. The loss reported at that time totaled $758,061. Had the Company been able to recover the corporate stock at that time the net loss reported would have been $74,724.

Operating Expenses

     Operating expenses for the six month period ended March 31, 2003 totaled $14,943,620 compared to $9,463,835 for the six-month period ended March 31, 2002. This increase of $5,479,785 or 57.90% was largely related to an increase in commissions and salaries paid due to the increase in volume of United Capital Mortgage Corporation. Administrative expenses also increased due to the commitment to develop the wholesale operation and for occupancy expenses for the physical expansion of the Company.

Operating Profit and Loss

     Operating profits for the six month period ended March 31, 2003 totaled $1,741,416 compared to an operating profit of $182,924 for the six-month period ended March 31, 2002. This increase of $1,558,492 was, in part, due to the concentration of the Company on the mortgage banking activities of United Capital Mortgage Company.

Other Expense (Income)

     During the period ended March 31, 2003, the Company recorded expenses in connection with the receivership described in Section 8 of $46,361. The Company considers the interest income of United Capital Mortgage, $2,157,350, to be operating income within the mortgage banking segment and records that income as operating income of the segment.


Net Income

     The Company recorded net income of $915,236 for the six-month period ended March 31, 2003 compared to net income of $1,737,044 for the six-month period ended March 31, 2002. Basic and diluted earnings per share for the six-month period ended March 31, 2003, were $0.03.and $0.03., respectively. Basic and diluted earnings per share for the six-month period ended March 31, 2002, was $0.07.

New Accounting Standard

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

ITEM 3.    Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that the Company has designed to ensure that it records, processes, summarizes and reports in a timely manner the information the Company must disclose in its reports filed under the Securities Exchange Act. Dan Moudy, President and Chief Executive Officer and J. Lynn Bradley, Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Moudy and Bradley concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

     (b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies an material weakness.
                                     17

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

     See Part I - "Management's Discussions and Analysis of Financial Condition and Results of Operations - Legal Proceedings".

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.


Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.             Exhibits and Reports on Form 8-K

A.  Exhibits

Exhibit No.      Description of Exhibit

     99.1 Certification by Dan Moudy, President and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification by J. Lynn Bradley, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

27.1               Financial Data Schedule

B.  Reports on Form 8-K

     During the quarter ended March 31, 2003, the Company filed with the Commission the following reports on Form 8-K:

     Current Report on Form 8-K dated February 7, 2003 and filed with the Commission on February 11, 2003 updating the status of certain litigation.

     Current Report on Form 8-K dated February 11, 2003, and filed with the Commission on February 11, 2003 disclosing the resignation of a member of the Company's board of directors.

     Current Report on Form 8-K dated March 12, 2003, and filed with the Commission on March 13, 2003 disclosing the appointment of a receiver.

  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        UCAP, Incorporated
                                        (Registrant)


Dated: May 14, 2003                       By: /s/ Dan E. Moudy
                                          --------------------
                                          Dan E. Moudy
                                          President and Chief Executive Officer

Dated: May 14, 2003                       By: /s/ J. Lynn Bradley
                                          -----------------------
                                          J. Lynn Bradley, CPA
                                          Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-QSB of UCAP Incorporated for the quarter ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Dan Moudy, President and Chief Executive Officer of registrant, certify, pursuant to 18 U.S.C. ss 1350, as adopted pursuant to ss 302 of the Sarbanes-Oxley Act of 2002, that:

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

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Dated:  May 14, 2003                      By: /s/ Dan Moudy
                                          ------------------
                                          Dan Moudy
                                          President and Chief Executive Officer

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

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-QSB of UCAP Incorporated for the quarter ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, J. Lynn Bradley, Chief Financial Office of the registrant, certify, pursuant to 18 U.S.C. ss 1350, as adopted pursuant to ss 302 of the Sarbanes-Oxley Act of 2002, that:


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

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Dated:  May 14, 2003                      By: /s/ J. Lynn Bradley
                                          -----------------------
                                          J. Lynn Bradley, CPA
                                          Chief Financial Officer

     This certification accompanies this Quarterly Report on Form 10-QSB pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.